Form 10-Q
period 1998-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 1998-11-13
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

Commission file number ____333-61217______

                   Atlas Futures Fund, Limited Partnership
                   ---------------------------------------
            (Exact Name of Registrant as Specified  in Its Charter)

Delaware                                              51-0380494
-------                                               ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

5916 N. 300 West, Fremont, IN                          46737
----------------------------------------               -----
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (219) 833-1505
------------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed, Since Last Report
No such changes occurred

     Indicate by check [X] whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No  [ ]

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 1998 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units"). The Partnership intends to assign the proceeds from the sale of Units to professional managers ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act) to engage in the business of trading commodities. No sales of Units have been made. All expenses have been paid from (i) the proceeds of subscription to Units by the General Partner and its principal and the sole limited partner, and (ii) the advance of expenses by the General Partner. The General Partner will be reimbursed for the expenses advanced.

Sales of Units will commence at the price of $1,000 per Unit upon the effective date of its Registration Statement. The price was determined by the General Partner and has no relationship to the market value of the Units. All proceeds from the sale of Units will be deposited into escrow and no operations will commence until the face amount of $700,000 in Units is sold. After break of escrow and the commencement of operations, Units will continue to be sold at the month end market value after the addition of profits and deduction of losses and expenses, until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

The Partnership tax return is in progress and is expected to be filed within the time permitted by the current extension.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  November 11, 1998

                    Atlas Futures Fund, Ltd. Partnership
                      (A Delaware Limited Partnership)
                               Balance Sheet
                         as of September 30, 1998

                                  ASSETS

                                                         9/30/98

CURRENT ASSETS:

      CASH                                             $  1,359.34
      ORGANIZATIONAL COSTS                             $ 52,000.00

      TOTAL ASSETS                                     $ 53,359.34


                          LIABILITIES AND CAPITAL

CURRENT LIABILITIES:

      DUE TO ASHLEY CAPITAL
      MANAGEMENT, INC.                                 $ 52,000.00

      TOTAL CURRENT LIABILITIES                        $ 52,000.00

CAPITAL

      GENERAL PARTNER CAPITAL                          $  1,000.00
      LIMITED PARTNER CAPITAL                          $  1,000.00
      NET INCOME (LOSS)                               ($    640.66)

      TOTAL CAPITAL                                    $  1,359.34

TOTAL LIABILITIES AND CAPITAL                          $ 53,359.34

                    Atlas Futures Fund, Ltd. Partnership
                      (A Delaware Limited Partnership)
                              Income Statement
                          as of September 30, 1998


                                                         9/30/98

INCOME                                                  NONE

EXPENSES

      SHIPPING                                          $  249.75
      BANK FEES                                         $  102.91
      LEGAL                                             $  288.00

TOTAL EXPENSES                                          $  640.66

NET INCOME (LOSS)                                      ($  640.66)

                       ASHLEY CAPITAL MANAGEMENT, INC.
                                Balance Sheet
                          AS OF SEPTEMBER 30, 1998


                                              September 1998   Total
                                                YTD Actual   YTD Actual

                                   ASSETS
Current Assets

    CASH-STAR FINANCIAL BANK                       3,931.50
    DUE FROM ATLAS FUTURES FUND                   52,000.00
    G.P. INTEREST IN ATLAS FUTURES                 1,000.00
                                                -----------

Total Current Assets                                         $ 56,931.50

Fixed Assets

                                                             -----------
Total Fixed Assets                                           $      0.00

Other Assets


                                                             -----------
Total Other Assets                                           $      0.00
                                                             -----------
Total Assets                                                 $ 56,931.50
                                                             ===========

                           LIABILITIES AND CAPITAL
Current Liabilities

    ACCTS PAYABLE (ORGANIZ. COSTS)              $ 52,000.00
                                                -----------
Total Current Liabilities                                    $ 52,000.00

Total Liabilities                                            $ 52,000.00

Capital

    COMMON STOCK                                $  1,000.00
    SHAREHOLDERS SUBORDINATED LOAN                 4,000.00
    Net Income (Loss)                                (68.50)
                                                -----------

Total Capital                                                $  4,931.50
                                                             -----------

Total Liabilities and Capital                                $ 56,931.50
                                                             ===========

                       ASHLEY CAPITAL MANAGEMENT, INC.
                              Income Statement
                          AS OF SEPTEMBER 30, 1998


                              September 1998         September 1998
                                PTD Actual 		YTD Actual
Sales

                               ------------            ------------

Total Sales                    $        .00          $        .00


Operating Expenses

BANK CHARGES                     18.41                 68.50
------------            ------------

Total Operating Expenses       $       18.41       $ 	       68.50
                              ------------            ------------

Net Income (Loss)              $     (18.41) 	     $      (68.50)