Form 10-K
period 1998-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 1999-03-31
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1998
                                  --------------

                        Commission File number:  333-61217
                                  --------------

                     Atlas Futures Fund, Limited Partnership
                     ---------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                   51-0380494
--------------------------------         ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                                  5916 N. 300 West
                                 Fremont, IN  46737
                           ------------------------------
                     (Address of principal executive offices)

                                  (219) 833-1306
                                  --------------
                           Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class.       Name of each exchange on which registered.
  --------------------       ------------------------------------------
  None                       None

         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes [   ]   No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sect 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     [  ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of
filing.       None

There is no market for the Units of Partnership interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-61217 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On August 11, 1998, Registrant, through the efforts of its General Partner, submitted its initial registration statement on Form S-1 to the Securities and Exchange Commission to qualify five million dollars of its Limited Partnership Units at the price established by the General Partner of $1,000 per Unit. The Registrant has since received comments on its registration statement from the Securities and Exchange Commission and responded to them in a pre-effective amendment. The Registrant will continue to amend its registration statement until it is declared effective by the SEC. At such time, it will commence the sale of Units through Futures Investment Company, a NASD registered broker/dealer affiliated with the principal of the General Partner.

Michael J. Frischmeyer, Commoditech, Inc., Rosenbery Capital Management, Inc., and C&M Traders, Inc., National Futures Association registered commodity trading advisors (the "CTAs"), have initially been chosen by the General Partner to select trades; however, the General Partner may, at its sole discretion, remove or add other CTAs at any time. The CTAs will be paid management fees of three percent (3%) of the equity assigned to them to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Registrant. The partnership agreement is included as Exhibit A to the registration statement and is incorporated herein by reference.

After the commencement of business, the sale of Limited Partnership Units will be made at an offering price determined at the end of each month after consideration of all profits, losses and expenses incurred by the Partnership.

None of the purchasers of Limited Partnership Units will have a voice in the management of the Partnership. Reports of the Net Asset Value of the Partnership will be sent to all purchasers of Units at the end of each month. The General Partner will provide its management services for a management fee of two percent (2%) per year payable at the rate of one-sixth of one percent (1/6th of 1%) per month.

Futures Investment Company, an introducing broker which is Affiliated with the General Partner, will provide all clearing costs, including pit brokerage fees, which include floor brokerage, NFA and exchange fees for three quarters of one percent (3/4%) of total equity per month [nine percent (9%) per year] on deposit at Vision Limited Partnership, the independent futures commission merchant selected by the General Partner to hold the funds of the partnership.

The business of the Partnership is regulated by the Commodity Futures Exchange Commission pursuant to the Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Partnership, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-61217, which are incorporated herein by reference.

Item 2.  Properties

Registrant will maintain the majority of its assets on deposit at Vision Limited Partnership, One Whitehall Street, 15th floor, New York, New York, 10004 or other registered futures commission merchants selected by the General Partner. Vision Limited Partnership is registered with the National Futures Association pursuant to the Federal Commodity Exchange Act as a commodity futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets, to the trades made on its behalf by the commodity trading advisor or advisors in the commodity markets.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Registrant, its General Partner, or any of its Affiliates, directors or officers. Neither the commodity trading advisor nor the commodity futures commission merchant selected by the Registrant have had any legal proceedings against them, any of its Affiliates, directors or officers which would materially effect the operation of the Registrant or its business, except as follows:

On December 31, 1997, the Business Conduct Committee of the NFA issued a two count complaint against Vision Limited Partnership. Count I alleges failure to supervise and Count II alleges improper handling of one block order. Vision denies the allegations and intends to vigorously defend the matter.

The Registrant is not aware of any threatened or potential claims or legal proceedings to which the Registrant is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Shira Del Pacult, the principal of the General Partner, is also the sole Limited Partner. Accordingly, there have been no matters which were
submitted to or required a vote of the Partners.   All of the day to day
management of the Registrant will be performed by its corporate General Partner. The Limited Partners, (sic the Security Holders), have no right to participate in the management of the Partnership. All of their voting rights, as defined in the Partnership Agreement, are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Partnership desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement requires a security holder to obtain the approval of the General Partner prior to the transfer of any Units of Partnership interest. Accordingly, there is no market for the Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Partnership will likely have less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market will develop and the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant will not be required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 1998 to December 31, 1998.

                                                               1998

Realized Gain (Loss) From Trading In Futures             $   none**
Change in Unrealized Gains (Losses) on Open Contracts             0
Interest Income                                                   0
Management Fees                                                   0
Incentive Fees                                                    0
Net Income (Loss)                                              (353)
General Partner Capital                                         823
Limited Partner Capital                                         823
Total Partnership Capital                                      1646
Net Income (Loss) Per Limited and
 General Partner Unit*                                         (177)
Net Asset Value Per Unit At
 End of Year                                                    823
----------------
Based on weighted average units outstanding
**Trading has not commenced.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. These costs have been borne by the General Partner and will be absorbed by the Partnership once the business of the Registrant has commenced.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1998, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided at Pages F-1 through F-9 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Partnership as disclosed in the "Experts" section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the Partnership on January 12, 1999.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Registrant is a Limited Partnership which acts through its corporate general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partner of the Registrant is Ashley Capital Management, Incorporated, a Delaware corporation. The General Partner is registered as a commodity pool operator pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 42, is its sole shareholder, director, registered principal, and executive officer. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which will serve as underwriter of the "best efforts" offering of the Units once sales are resumed.

Ms. Pacult is also the principal of the general partner of two other commodity pools, Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996, and Auburn Fund, Limited Partnership, which commenced business in April, 1997.

Item 11.  Executive Compensation.

The Registrant will pay its General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive
capacity.   All operating costs related to management of the Partnership, including compensation to Ms. Pacult, will be paid from that management fee.

Ms. Pacult will also earn compensation from the sale of the Units through the Affiliated selling broker and from the fixed commissions paid by the Partnership to the Affiliated introducing broker. The amounts to be paid to the affiliated companies which results in compensation to Ms. Pacult are disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) Both the General Partner and the Initial Limited Partner, Shira Del Pacult own 1 Unit each, thus giving them each 50% interest in the Partnership.

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of December 31, 1998, the General Partner owned one Unit of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception of operations to December 31, 1998.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. The Affiliated introducing broker will be paid a fixed commission for trades and, therefore, the General Partner has a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the period ended December 31,
      1998.

      The Financial Statements begin on page F-1.

(a)   2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

(a)   3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

Exhibit
Number    Description of Document
(1) - 01   Selling Agreement dated February 1, 1998, among the Partnership, the General
           Partner, and Futures Investment Company, the Selling Agent
(2)        None
(3) - 01   Articles of Incorporation of the General Partner
(3) - 02   By-Laws of the General Partner
(3) - 03   Board Resolution of General Partner to authorize formation of
           Delaware Limited Partnership
(3) - 04   Amended and Restated Agreement of Limited Partnership of the Registrant dated
           February 1, 1998 (included as Exhibit A to the Prospectus)
(3) - 05   Certificate of Limited Partnership, Designation of Registered Agent, Certificate of
           Initial Capital filed with the Delaware Secretary of State, and Delaware Secretary of State
           acknowledgment of filing of Certificate of Limited Partnership
(4) - 01   Amended and Restated Agreement of Limited Partnership of the Registrant dated
           February 1, 1998 (included as Exhibit A to the Prospectus)
(5) - 01   Opinion of The Scott Law Firm, P.A. relating to the legality of the Partnership Units.
(6)        Not Applicable
(7)        Not Applicable
(8) - 01   Opinion of The Scott Law Firm, P.A. with respect to Federal income tax consequences.
(9)        None
(10) - 01  Form of Advisory Agreements between the Partnership and the CTAs
           (included as Exhibits F, G, H, I & J to the Prospectus)
(10) - 02  Form of New Account Agreement between the Partnership and the FCM
(10) - 03  Form of Subscription Agreement and Power of Attorney
           (included as Exhibit D to the Prospectus).
(10) - 04  Escrow Agreement among Escrow Agent, Underwriter, and the Partnership.
           (included as Exhibit E to the Prospectus).
(10) - 05  Introducing Broker Clearing Agreement by and between Vision Limited Partnership as futures commission merchant (the "FCM") and Futures Investment Company as introducing broker (the "IB")
(11)       Not Applicable - start-up business
(12)       Not Applicable
(13)       Not Required
(14)       None
(15)       None
(16)       Not Applicable
(17)       Not Required
(18)       Not Required
(19)       Not Required
(20)       Not Required
(21)       None
(22)       Not Required
(23) - 01  Consent of Frank L. Sassetti & Co., Certified Public Accountants
(23) - 02  Consent of James Hepner, Certified Public Accountant
(23) - 03  Consent of The Scott Law Firm, P.A.
(23) - 04  Consent of Michael J. Frischmeyer, CTA
(23) - 05  Consent of Commoditech, Inc., CTA
(23) - 06  Consent of Rosenbery Capital Management, Inc., CTA
(23) - 07  Consent of J.A.H. Research and Trading, CTA
(23) - 08  Consent of C&M Traders, Inc., CTA
(23) - 09  Consent of Futures Investment Company, as Selling Agent
(23) - 10  Consent of Futures Investment Company, as Introducing Broker
(23) - 11  Consent of Star Financial Bank, Angola, Indiana, Escrow Agent
(23) - 12  Consent of Vision Limited Partnership
(24)       None
(25)       None
(26)       None
(27)       Not Applicable
(28)       Not Applicable
(99) - 01  Subordinated Loan Agreement for Equity Capital
(99) - 02  Representative's Agreement between Futures Investment Company and Shira Del Pacult

(d)  Reports on Form 8-K:  none

(e)  Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Atlas Futures Fund, Limited Partnership
                                   By Ashley Capital Management, Inc.
                                   Its General Partner



Date:  March 29, 1999              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder
                                          President and Treasurer

*******************************************************************************
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                        FOR THE PERIOD JANUARY 12, 1998
                   (DATE OF INCEPTION) TO DECEMBER 31, 1998
                        (With Auditors' Report Thereon)







                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                     Dover, Kent County, Delaware   19901

FRANK L. SASSETTI & CO.
CERTIFIED PUBLIC ACCOUNTANTS

To The Partners
Atlas Futures Fund, Limited Partnership
(a development stage enterprise)
Dover, Kent County, Delaware


      INDEPENDENT AUDITORS' REPORT


      We have audited the accompanying balance sheet of ATLAS FUTURES FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the period from January 12, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of December 31, 1998, and the results of its operations and its cash flows for the period from January 12, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.





March 18, 1999
Oak Park, Illinois

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                               DECEMBER 31, 1998



                                    ASSETS

Cash                                                      $ 1,359
Offering expenses - estimated  (Note 1)                    49,200
Organization costs - estimated  (Note 1)                    2,800
                                                          -------
                                                          $53,359
                                                          =======



                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
  Due to general partner                                  $51,712
                                                          -------


Partners' Capital -
  Limited partners  (1 unit)
     Initial capital contribution                           1,000
     Deficit accumulated during development stage            (177)

  General partner (1 unit)
     Initial capital contribution                           1,000
     Deficit accumulated during development stage            (176)
                                                          --------
                  Total Partners' Capital                   1,647
                                                          --------

                                                          $53,359
                                                          ========

                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

                         JANUARY 18, 1998 (INCEPTION)
                             TO DECEMBER 31, 1998



REVENUES                                                  $
                                                          -------


                  Total Revenues                          -------


EXPENSES
  Bank charges                                               103
  Shipping expenses                                          250
                                                          -------


                  Total Expenses                             353
                                                          -------

NET LOSS                                                  $ (353)
                                                          =======


NET LOSS -
  Limited partnership unit                                $ (177)
                                                          =======

  General partnership unit                                $ (176)
                                                          =======


                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         STATEMENT OF PARTNERS' EQUITY

                         JANUARY 18, 1998 (INCEPTION)
                             TO DECEMBER 31, 1998



                                                                Total
                   Limited Partners   General Partners    Partners' Equity
                   Amount     Units   Amount     Units    Amount     Units

Initial partner
 contributions     $1,000       1     $1,000       1      $2,000       2

Net loss -
 January 18, 1998
 to December 31,
 1998                (177)              (176)               (353)
                   -------    -----   -------    -----    -------    -----
Balance -
 December 31, 1998 $  823       1     $  824       1      $1,647       2
                   =======    =====   =======    =====    =======    =====


Value per unit at
 December 31, 1998                                                 $823.50
                                                                   =======
Total partnership
 units at
 December 31, 1998                                                     2
                                                                   =======

                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS

                         JANUARY 18, 1998 (INCEPTION)
                             TO DECEMBER 31, 1998



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                        $  (353)
  Adjustments to reconcile net loss to net
   cash used in operating activities                              --------

             Net Cash Used In
               Operating Activities                                  (353)
                                                                  --------


CASH FLOWS FROM INVESTING ACTIVITIES
      Organization costs paid                                        (288)
                                                                  --------


CASH FLOWS FROM FINANCING ACTIVITIES
      Initial partner contributions                                  2,000
                                                                  --------


NET INCREASE IN CASH                                                 1,359


CASH -
  Beginning of period                                             --------

  End of period                                                   $  1,359
                                                                  ========


NON-CASH INVESTING ACTIVITIES
  Organization and syndication costs incurred
   and paid by affiliate - estimated                              $ 51,712
                                                                  ========


                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund expects to engage in the speculative trading of futures contracts in commodities. Ashley Capital Management, Inc. is the General Partner and the commodity pool operator (CPO) of Atlas Futures Fund, Limited Partnership. The commodity trading advisors (CTAs) are expected to be Michael J. Frischmeyer, Commoditech, Inc., Rosenbery Capital Management, Inc., J.A.H. Research and Trading and C & M Traders, Inc., who have the authority to trade so much of the Fund's equity as is allocated to them by the General Partner.

            The Partnership is in the development stage and its efforts through December 31, 1998 have been principally devoted to organizational activities.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Offering Expenses and Organizational Costs - Offering expenses are to be reimbursed to the General Partner upon the initial closing. Organizational costs are capitalized and amortized over sixty months on a straight line method starting when operations begin, payable from profits or capital subject to a 2% annual capital limitation. All organizational costs incurred to date have been capitalized and no amortization expense has yet been charged.

      Registering Costs - Costs incurred for the initial filings with Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering is expected to be made are accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expenses. Recurring registration costs, if any, will be charged to expense as incurred.

      Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

            Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of December 31, 1998.


2.      GENERAL PARTNER DUTIES

            The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.


3.      THE LIMITED PARTNERSHIP AGREEMENT

            The Limited Partnership Agreement provides, among other things, that

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998



3.      THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

      Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

            Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

      Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:

            * 4% if such request is received ten days prior to the last trading day of the month in which the redemption is to be effective the sixth month after the date of the investment in the Fund.

            * 3% if such request is received during the next seven to twelve months after the investment.

            * 2% if such request is received during the next thirteen to eighteen months.

            * 1% if such request is received during the next nineteen to twenty-four months.

            *      0% thereafter.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1998



4.      FEES

                        The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

            * A management fee of 3% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of equity to the Fund's General Partner.

            * An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by a CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

            * The Fund will pay fixed commissions of 9% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.