Form 10-Q
period 1999-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 1999-05-14
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 1999 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units"). The Partnership intends to assign the proceeds from the sale of Units to professional managers ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to engage in the business of trading commodities. No sales of Units have been made. All expenses have been paid from (i) the proceeds of subscription to Units by the General Partner and its principal, who is also the sole limited partner, and (ii) the advance of expenses by the General Partner and its Affiliates. The General Partner will be reimbursed for the expenses advanced.

Sales of Units will commence at the price of $1,000 per Unit upon the effective date of its Registration Statement. The price was determined by the General Partner and has no relationship to the current or projected market value of the Units. All proceeds from the sale of Units will be deposited into escrow and no operations will commence until the face amount of $700,000 in Units is sold. After break of escrow and the commencement of operations, Units will continue to be sold at the month end market value after the addition of profits and deduction of losses and expenses, including reserves for contingent claims, until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  May 14, 1999

                     Atlas Futures Fund, Ltd. Partnership
                       (A Delaware Limited Partnership)
                       Statement of Financial Condition
                             as of March 31, 1999

                                    ASSETS

                                                         3/31/99

Cash in Checking - Star Financial Bank                    2,000.00

Equity in Commodity Futures Trading Accounts -
    Cash                                                         0
    Federal Securities at Cost (Plus:  Accrued Interest)         0
    Unrealized Gain (Loss) on Open Futures and
     Option Contracts                                            0
                                                         ---------
        Total Assets                                     $2,000.00
                                                         =========

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
    Management Fees Payable to CTAs                              0
    Incentive Fees Payable to GP                                 0
    Management Fees Payable to GP                                0
    Reporting Costs Payable                                      0
    Audit Fees Accrued                                           0
    Commissions Payable to IB                                    0
    Partner Redemptions Payable                                  0

        Total Liabilities                                        0

Partners' Capital:
    General Partner  1.00  Units at Per Unit of   1,000      1,000
    Limited Partners 1.00  Units at Per Unit of   1,000      1,000

        Total Partners' Capital                              2,000
                                                         ---------
        Total Liabilities and Partners' Capital             $2,000
                                                         =========

                      Atlas Futures Fund, Ltd. Partnership
                       (A Delaware Limited Partnership)
                            Statement of Operations
                             For the Period Ended
                                March 31, 1999


                                                     Current    Year to
                                                      Month       Date

Income:
    Interest Paid By Brokers                             0.00      0.00
    Realized Gain Federal Securities                     0.00      0.00
    Realized Gain (Loss) from Futures Trading            0.00      0.00
    Change in Open Trade Equity Futures Positions        0.00      0.00
    Realized Gain (Loss) from Options Trading            0.00      0.00
    Change in Unrealized Gain (Loss)
     Option Positions                                    0.00      0.00
    Gain (Loss) Due to Currency Conversions FX           0.00      0.00
    Redemption Penalty Income                            0.00      0.00
                                                  ---------------------
    Total Income from Operations                         0.00      0.00

Expenses:
    Org. & Syndication Costs Expensed                    0.00      0.00
    Brokerage Commissions Paid                           0.00      0.00
    CTA Management Fees                                  0.00      0.00
    GP Incentive Fees                                    0.00      0.00
    GP Management Fees                                   0.00      0.00
    Operating & Administrative Expenses                  0.00      0.00
    Reporting Costs                                      0.00      0.00
    Audit Fees                                           0.00      0.00
    Legal Fees                                           0.00      0.00
                                                  ---------------------
    Total Expenses from Operations

        Net Income from Operations                       0.00      0.00
                                                  =====================

    End of Period Net Asset Value Per Unit           1,000.00  1,000.00
    % Increase (Decrease) in N.A.V. Per Unit             0.00%     0.00%


To the best of the knowledge and belief of the undersigned, the information contained in this account statement is accurate and complete as of the dates indicated.


/s/ Shira Del Pacult
Ms. Shira Del Pacult, President
Ashley Capital Management, Inc.
General Partner