Form 10-Q
period 1999-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 1999-08-16
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.
The unaudited financial statements for the Registrant for the second quarter ended June 30, 1999, and year to date are attached hereto and made a part hereof.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  August 10, 1999

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                                 June 30, 1999
                                  (Unaudited)

                                    ASSETS

Cash                                                        $   989
Offering expenses - estimated (Note 1)                       49,200
Organization costs - estimated (Note 1)                       2,800
                                                            --------

                                                            $52,989
                                                            ========

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
  Due to general partner                                    $51,487
                                                            --------

Partners' capital -
  Limited partner (1 unit)
     As of January 1                                            823
     Deficit accumulated during period                          (72)

  General partner (1 unit)
     As of January 1                                            824
     Deficit accumulated during period                          (73)
                                                            --------

             Total Partners' capital                          1,502
                                                            --------

                                                            $52,989
                                                            ========


                  The accompanying notes are an integral part
                         of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

                FOR THE SIX MONTHS ENDED June 30, 1999 AND 1998
                                  (Unaudited)

                                                      1999       1998
                                                    --------   --------

REVENUES                                            $_______   $_______

                Total Revenues                      ________   ________

EXPENSES
  Bank charges                                          145        103
                                                    --------   --------

                Total Expenses                          145        103
                                                    --------   --------

NET LOSS                                            $  (145)   $  (103)
                                                    ========   ========

NET LOSS -
  Limited partnership unit                          $   (72)   $   (51)
                                                    ========   ========

  General partnership unit                          $   (73)   $   (52)
                                                    ========   ========

  Total partnership units at
    June 30, 1999 and 1998                                2          2
                                                    ========   ========


                  The accompanying notes are an integral part
                         Of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED June 30, 1999 AND 1998
                                  (Unaudited)

                                                      1999       1998
                                                    --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $  (145)   $  (103)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      change in operating assets and liabilities
        Organization costs paid                        (225)
                                                    --------   --------
              Net Cash Used In
                Operating Activities                   (370)      (103)
                                                    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions                                  2,000
                                                    --------   --------

NET INCREASE (DECREASE) IN CASH                        (370)     1,897


CASH -
  Beginning of period                                 1,359
                                                    --------   --------
  End of period                                     $   989    $ 1,897
                                                    ========   ========

SUPPLEMENTAL INFORMATION NON-CASH ACTIVITIES
  Organization and syndication costs incurred
   and paid by affiliate - estimated                $          $52,000
                                                    ========   ========



                  The accompanying notes are an integral part
                         Of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund expects to engage in the speculative trading of futures contracts in commodities. Ashley Capital Management, Inc. and Shira Pacult are the General Partners of Atlas Futures Fund, Limited Partnership. Ashley Capital Management, Inc. and Shira Pacult are also the commodity pool operators (CPOs) of the Fund. The commodity trading advisor (CTA) is expected to be Clarke Capital Management, Inc., who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

     The Partnership is in the development stage and its efforts through May 31, 1999 have been principally devoted to organizational activities.

Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes an their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Revenue Recognition - Continued

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of June 30, 1999.

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

                                 June 30, 1999
                                  (Unaudited)

3.   THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

Monthly Allocations - Any increase or decrease in the Partnership's net asset value as of the end of a month shall be credited or charged to the capital account of each Partner in the ratio that the balance of each account bears to the total balance of all accounts.

     Any distribution from profits or partners' capital will be made solely at the discretion of the General Partners.

Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partners and the Commodity Trading Advisor and each Partner's share of such items are includable in the Partner's personal income tax return.

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

                                 June 30, 1999
                                  (Unaudited)

4.   FEES

     The Fund will be charged the following fees on a monthly basis as of the commencement of trading.

     * A management fee of 3% (annual rate) of the Fund's net assets allocated to the CTA to trade will be paid to it and 1% of equity will be paid to Ashley Capital Management, Inc.

     * An incentive fee of 15% of "new trading profits" will be paid to the CTA, "New trading profits" includes all income earned by the CTA and expense allocated to its activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. If multiple CTAs are engaged, it is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

     * The Fund will pay fixed commissions of 9% (annual rate) of assets assigned to be traded, payable monthly, to the introducing broker affiliated with the General Partners. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.