Form 10-Q
period 1999-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 1999-11-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

c/o Corporate Systems, 101 N. Fairfield Drive, Dover DE 19901
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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 1999, and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant has filed for public registration on Form S-1 of 7,000 Units of Limited Partnership Interests (the "Units"). The Partnership intends to assign the proceeds from the sale of Units to professional managers ("Commodity Trading Advisors" as that term is defined by the Commodity Exchange Act, 7 U.S.C. S1, et seq.) to engage in the business of trading commodities. No sales of Units have been made. All expenses have been paid from (i) the proceeds of subscription to Units by the individual and corporate general partners and the principal of the corporate general partner, who is also the sole limited partner, and (ii) the advance of expenses by the General Partner and its Affiliates. The General Partner will be reimbursed for the expenses advanced.

Sales of Units at the price of $1,000 per Unit commenced upon the effective date of its Registration Statement on September 3, 1999. The price was determined by the General Partner and has no relationship to the current or
projected market value of the Units.   Units continue to be sold at the month
end market value after the addition of profits and deduction of losses and expenses, including reserves for contingent claims, until a total of $7,000,000 in Units are sold or the offering terminates. For complete details, see the Registration Statement on file with the Securities and Exchange Commission.

                         Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On October 15, 1999, more than $700,000 in face amount of Units had been sold and the Partnership commenced business. At that time, escrow was terminated and all subsequent payments for sales have and will be made directly to the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management, Incorporated
                                    Its General Partner


                                    By:  /s/ Shira Del Pacult
                                         Ms. Shira Del Pacult
                                         Sole Director, Sole Shareholder,
                                         President and Treasurer
Date:  November 15, 1999

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                           FOR THE NINE MONTHS ENDED
                              SEPTEMBER 30, 1999




                               GENERAL PARTNER:
                       Belmont Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                     Dover, Kent County, Delaware   19901

To The Partners
Atlas Futures Fund, Limited Partnership
(a development stage enterprise)
Dover, Kent County, Delaware



      We have audited the accompanying balance sheet of ATLAS FUTURES FUND, LIMITED PARTNERSHIP (a development stage enterprise) as of September 30, 1999, and the related statements of operations, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

      A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


/s/ Frank L. Sassetti & Co.

November 15, 1999
Oak Park, Illinois

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                                 BALANCE SHEET

                              SEPTEMBER 30, 1999
                                  (Unaudited)

                                    ASSETS

Cash                                                        $36,786
Offering expenses - estimated (Note 1)                       49,200
organization costs - estimated (Note 1)                       2,800
                                                            --------

                                                            $88,786
                                                            ========

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities -
  Due to escrow (Note 5)                                    $37,021
  Due to general partner                                     51,487
  Note payable to affiliate                                   1,000
                                                            --------
            Total Liabilities                                89,508
                                                            ========

Partners' Capital (Deficit) -
  Limited partner (1 unit)
     As of January 1                                            823
     Deficit accumulated during period                       (1,184)

  General partner (1 unit)
     As of January 1                                            824
     Deficit accumulated during period                       (1,185)
                                                            --------

             Total Partners' Capital (Deficit)                 (722)
                                                            --------

                                                            $88,786
                                                            ========


                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF OPERATIONS

                     FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                            Three Months      Nine Months
                                               Ended             Ended
                                            September 30,    September 30,
                                                1999              1999

REVENUES                                     $_______         $_______

                Total Revenues               ________         ________

EXPENSES
  Professional fees                            1,030            1,030
  Shipping expenses                            1,054            1,054
  Bank charges                                   145              285
                                             --------         --------

                Total Expenses                 2,224            2,369
                                             --------         --------

NET LOSS                                     $(2,224)         $(2,369)
                                             ========         ========

NET LOSS -
  Limited partnership unit                   $(1,112)         $(1,184)
                                             ========         ========

  General partnership unit                   $(1,112)         $(1,185)
                                             ========         ========

  Total partnership units at
    September 30, 1999                             2                2
                                             ========         ========


                  The accompanying notes are an integral part
                         Of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                            STATEMENT OF CASH FLOWS

                     FOR THE THREE MONTHS AND NINE MONTHS
                           ENDED SEPTEMBER 30, 1999
                                  (Unaudited)

                                               Three Months      Nine Months
                                                  Ended             Ended
                                               September 30,    September 30,
                                                   1999              1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(2,224)         $(2,369)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Change in operating assets and liabilities
       Organization costs paid                   ________            (225)

              Net Cash Used In
                Operating Activities              (2,224)          (2,594)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                    1,000            1,000
  Escrow proceeds                                 37,021           37,021

              Net Cash Provided By
                Financing Activities              38,021           38,021
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH                   35,797           35,427


CASH -
  Beginning of period                                989            1,359
                                                 --------         --------
  End of period                                  $36,786          $36,786
                                                 ========         ========


                  The accompanying notes are an integral part
                         Of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (Unaudited)

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

     The Partnership is in the development stage and its efforts through September 30, 1999 have been principally devoted to organizational activities.

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

                               SEPTEMBER 30, 1999
                                  (Unaudited)

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

Statement of cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of September 30, 1999.

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

                               SEPTEMBER 30, 1999
                                  (Unaudited)

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

Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisor and each Partner's share of such items are includable in the Partner's personal income tax return.

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

     * 0% thereafter.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (Unaudited)

4.   FEES

     The Fund will be charged the following fees an a monthly basis as of the commencement of trading.

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

5.   DUE TO ESCROW

     In September, escrow monies for entrance into the partnership were mistakenly deposited into the partnership checking account. Since the partnership did not officially break escrow until October, these funds are not assets of the partnership yet.