Form 10-K
period 1999-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2000-03-31
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 1999
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

                                    PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund,
L. P., (the "Fund") with the Securities and Exchange Commission (the "SEC") and the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced on November 18, 1999. Units are currently offered and sold at the net asset value per Unit ("NAV") determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The trades for the Fund are selected and placed with the futures commission merchant, i.e., broker, for the account of the Fund by one or more commodity trading advisors ("CTAs") selected by the General Partner of the Fund. Currently, and since the inception of trading, the Fund account has been traded by Clarke Capital Management, Inc. 216 S. Vine Street, Hinsdale, IL 60521 (630) 323-5913 as the sole CTA. The books and records of the CTA are kept and are available for inspection by the Partners at its' office. The CTA is paid a management fee of three percent (3%) of the equity assigned to it to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund. The Fund partnership agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the registration statement. The partnership agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership. Reports of the NAV are sent to the Partners within twenty days following the end of each month. The General Partner provides its management services for a management fee of one percent (1%) per year payable at the rate of one-twelfth of one percent (1/12th of 1%) per month.

Futures Investment Company, ("FIC") an introducing broker, which is Affiliated with the General Partner, provides all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for three quarters of one percent (3/4%) of the total value of the Fund per month [nine percent (9%) per year] which is on deposit at the futures commission merchant, Refco, Inc. selected by the General Partner and FIC to hold the money and place the trades selected by the CTA for the Fund.


The operation of the trading business of the Partnership is regulated by the Commodity Futures Exchange Commission pursuant to the Commodity Exchange Act, 7 U.S.C. S1, et seq. These legal safeguards are not intended to protect investors from the risks inherent in the trading of futures and options on futures and forward currency and foreign commodity contracts. The trading of commodities is highly speculative and risky. For a complete description of the risks and regulation of the business of the Partnership, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-61217, which are incorporated herein by reference.

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance at Refco, Inc. One World Financial Center, Tower A, Suite 2300, 200 Liberty Street, New York, NY 10281 or other registered futures commission merchants selected, from time to time, by the General Partner. Refco, Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets to Refco, Inc. to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the commodity trading advisor or any of their Affiliates, directors or officers. Refco, Inc., the futures commission merchant has had legal proceedings against it in the past five years as follows:

On December 20, 1994, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 95-2) in which Refco was alleged to have violated certain financial reporting, record keeping and segregation provision of the Commodity Exchange Act and CFTC regulations as a result of some reporting and investment practices of Refco during 1990 and 1991. Without any hearing on the merits of the CFTC allegations and without admitting any of the allegations, Refco settled the matter and agreed to payment of $1.25 million civil penalty, entry of a cease and desist order, and appointment of an independent consultant to review Refco's financial manual.

On January 23, 1996, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 96-2) in which Refco was alleged to have violated certain segregation and supervision requirements and prior cease and desist orders. The CFTC allegations concerned Refco's consolidated margining of certain German accounts which were maintained at Refco from 1989 through April 1992. Refco simply executed and cleared transactions for these accounts in accordance with client instructions; Refco had no role in raising funds from investors or in the trading decision for these accounts. Refco had received what it considered appropriate authorization from the controlling shareholder of the accounts' promoters to margin the accounts and transfer funds between and among the accounts on a consolidated basis. The CFTC maintained that Refco should not have relied upon such authorizations for the final consolidation of the accounts. Without admitting any of the CFTC allegations or findings, Refco settled the proceeding and agreed to payment of a $925,000 civil penalty, entry of a cease and desist order, and implementation of certain internal controls and procedures.

On May 24, 1999, Refco settled a CFTC administrative proceeding (In the Matter of Refco, Inc., CFTC Docket No. 99-12) in which Refco was alleged to have violated certain order taking, recordkeeping, and supervisory rules. The CFTC allegations pertained to the period from January 1995 through December 1995 in which Refco took trading instructions from an independent introducing broker/broker-dealer that had discretionary trading authority over approximately 70 accounts. Without any hearing on the merits and without admitting any of the allegations, Refco settled the proceeding and agreed to payment of a $6 million civil penalty, entry of a cease and desist order, funding of a study on order entry and transmission procedures, and a review of its compliance policies and procedures related to its handling of trades by floor and back office personnel.

Refco management does not believe that any of the foregoing matters are material to the clearing and execution services it will render to the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Shira Del Pacult, individually and as the principal of the corporate General Partner, makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and their have been no matters which would cause the Fund to conduct a vote of the Partners. The rights of the Limited Partners, including their voting rights, are defined in the Partnership Agreement. Briefly stated, their voting rights are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Partnership desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement, subject to certain exceptions upon the death of a Partner, requires all Partners to obtain the approval of the General Partner prior to the transfer of any Units of Partnership interest. Accordingly, there is no market for the Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Partnership will likely have less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market of interests will develop and that the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the limitations upon transfer and right of redemption provided to Partners.

Item 6.  Selected Financial Data

Registrant is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Partnership. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partners capital account.

Following is a summary of certain financial information for the Registrant for the period from break of escrow on October 15, 1999, to December 31,1999.

                                                                  1999

Realized Gain (Loss) From Trading In Futures              $       37,130
Change in Unrealized Gains (Losses) on Open Contracts              3,580
Interest Income                                                    8,709
Management Fees                                                    8,816
Incentive Fees                                                     6,573
Net Income (Loss)                                                  8,660
General Partner Capital                                           50,243
Limited Partner Capital                                        1,659,249
Total Partnership Capital                                      1,747,065
Net Income (Loss) Per Limited Partner Unit                          6.29
Net Income (Loss) per General Partner Unit                         19.04
Net Asset Value Per Unit At End of Year                           954.37

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 reflected the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 1999, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided beginning on Page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Partnership as disclosed in the "Experts" section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the Partnership on January 12, 1998, as amended and fully stated on May 1, 1999.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act and Ms. Shira Del Pacult, age 43, is its sole shareholder, director, is also the sole registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which serves as underwriter of the "best efforts" offering of the Units.

Ms. Pacult is also the principal of the general partner of three other commodity pools, Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996, Auburn Fund, Limited Partnership, which commenced business in April, 1997, and Bromwell Financial Fund, Limited Partnership which became effective March 16, 2000. No Units of Bromwell have been sold to the date of this filing.

Item 11.  Executive Compensation.

The Fund pays its corporate General Partner a management fee of one percent (1%) per year, payable monthly, to serve the Partnership in an executive
capacity.   All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee. The total management fee paid to the corporate General Partner during the year 1999 was $1,876.

Ms. Pacult also earns compensation from the sale of the Units through FIC, the Affiliated selling broker and from the fixed commissions paid by the Partnership to FIC as the Affiliated introducing broker. The amounts paid to the affiliated companies which results in compensation to Ms. Pacult are disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

      Name                 Percent Ownership
      Merville Hilary      6.0%
      Randal Rolf          6.1%
      Ted Jones            10.3%

(b) Pursuant to the terms of the Partnership Agreement and the offering, the General Partner must maintain no less than one percent (1%) of the total equity of the partnership. As of December 31, 1999, the General Partner owned 52.645 Units of Limited Partnership interests.

(c) The Limited Partnership Agreement governs the terms upon which control of the Partnership may change. No change in ownership of the Units will, alone, determine the location of control. A vote of the limited partners is required to change the control from the General Partner to another general partner. Control of the management of the Partnership may never vest in one or more Limited Partners. There were no changes in control of the Partnership from inception of operations to the date of the filing of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. FIC, the Affiliated introducing broker is paid a fixed commission for trades and, therefore, the General Partners have a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Partnership. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1. Financial Statements

         See Index to Financial Statements for the period ended December 31,
         1999.

         The Financial Statements begin on page F-1.

(b)      2. Financial Schedules

         Not applicable, not required, or included in the Financial
         Statements.

(c)      3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)      Reports on Form 8-K:  none

(e)      Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Atlas Futures Fund, Limited Partnership
                                   By Ashley Capital Management, Inc.
                                   Its General Partner



Date:  March 31, 2000              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder
                                          President and Treasurer

Date:  March 31, 2000              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult, General Partner

*******************************************************************************
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                              FOR THE YEAR ENDED
                               DECEMBER 31, 1999
                       (With Auditors' Report Thereon)








                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         YEAR ENDED DECEMBER 31, 1999



                               TABLE OF CONTENTS


                                                      Page

Independent Auditors' Report                          F-1

Financial Statements -
      Balance Sheet                                   F-2

      Statement of Operations                         F-3

      Statement of Partners' Equity                   F-4

      Statement of Cash Flows                         F-5

      Notes to Financial Statements                F-6 - F-10

      Letter of Attestation                           F-11


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


                         INDEPENDENT AUDITORS' REPORT


      We have audited the accompanying balance sheet of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Accountants:  Frank L. Sassetti & Co.
              Certified Public Accountants


Date:  March 21, 2000             By:
                                      Frank L. Sassetti & Co.
                                      Certified Public Accountants

                                      F-1


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 BALANCE SHEET

                               DECEMBER 31, 1999



                                    ASSETS


                                                       1999

Cash  (Note 7)                                       $   62,749
United States Treasury Obligations (Note 6)             691,109
Accrued interest receivable                               6,497
Due from limited partners                               192,665
Equity in Commodity Futures Trading Accounts -
      Cash (Note 6)                                     790,465
      Net unrealized gain on open
       commodity futures contracts  (Note 8)              3,580

                                                     $1,747,065



                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
      Accrued commissions payable                    $    2,895
      Accrued management fees payable                     7,502
      Accrued incentive fees payable                      6,573
      Accrued accounting fees payable                     1,477
      Commissions payable - introducing broker           19,126


            Total Liabilities                            37,573


PARTNERS' CAPITAL
      Limited partners - (1738.589 units)             1,659,249
      General partner - (52.645 units)                   50,243

            Total Partners' Capital                   1,709,492


                                                     $1,747,065


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF OPERATIONS

                     FOR THE YEAR ENDED DECEMBER 31, 1999



                                                         1999

REVENUES
      Realized gain from trading in futures          $  37,130
      Realized gain on exchange rate fluctuation             8
      Changes in unrealized gains on
       open commodity futures contracts                  3,580
      Interest income                                    8,709


            Total Revenues                              49,427


EXPENSES
      Commissions                                       18,953
      Management fees                                    8,816
      Incentive fees                                     6,573
      Professional accounting and legal fees             4,968
       Organization costs                                1,200
      Other operating and administrative expenses          257


            Total Expenses                              40,767


NET INCOME                                        $   8,660


NET INCOME -
      Limited partnership unit                       $    6.29

      General partnership unit                       $   19.04




                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                     FOR THE YEAR ENDED DECEMBER 31, 1999



                         Limited          General            Total
                         Partners         Partners       Partners' Equity
                     Amount    Units   Amount   Units    Amount     Units


Balance -
 December 31, 1998  $                  $ 1,647   2.00   $    1,647    2.00


 Additions of
  1789.234 units     1,651,584 1738.59  47,601  50.64    1,699,185 1789.23


 Net income              7,665             995  52.64        8,660 1791.23


 December 31, 1999  $1,659,249 1738.59 $50,243  52.64   $1,709,492 1791.23


Value per unit                                                     $954.37



Total partnership units                                            1791.23




                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF CASH FLOWS

                     FOR THE YEAR ENDED DECEMBER 31, 1999



                                                       1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $    8,660
  Adjustments to reconcile net income
   to net cash used in operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures
       Trading Accounts                              (794,045)
      Accrued interest receivable                      (6,497)
      U. S. Treasury Obligations                     (691,109)
      Accrued commissions payable                      22,021
      Management and incentive
       fees payable                                    14,075
      Accounting fees payable                           1,477

             Net Cash (Used in)
               Operating Activities                (1,445,418)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                             1,780,414
  Syndication and registration costs                  (80,941)
  Proceeds due from limited partners                 (192,665)

                        Net Cash Provided by
                          Financing Activities      1,506,808

NET INCREASE IN CASH                                   61,390

CASH -
      Beginning of period                               1,359

      End of period                                $   62,749


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

            Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. is the General Partner and the commodity pool operator (CPO) of Atlas Futures Fund, Limited Partnership. The commodity trading advisor (CTA) is Clarke Capital Management, who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partner.

      Income Taxes - In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include assets and liabilities of the partners, including their obligation for income taxes on their distributive shares of the net income of the Fund or their rights to refunds on its net loss.

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. Recurring registration costs, if any, will be charged to expense as incurred.

      Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

            Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes as of December 31, 1999.


2.      GENERAL PARTNER DUTIES

            The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.


3.      THE LIMITED PARTNERSHIP AGREEMENT

            The Limited Partnership Agreement provides, among other things, that -

      Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the partnership.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



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

      Allocation of Profit and Loss for Federal Income Tax Purposes -As of the end of each fiscal year, the Partnership's capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any units until after the lapse of six months from the date of the investment. Thereafter,a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the partnership at the net asset value per unit on the last day of any month on ten days prior written request to the General Partner. A redemption fee payable to the partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:

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

            * 1% if such request is received during the next nineteen to twenty-fourth months.

            *      0% thereafter.



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



4.      FEES

                        The Fund is charged the following fees on a monthly basis since the commencement of trading.

            * A management fee of 3% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of equity to the Fund's General Partner.

            * An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter or a year when the Fund experienced a loss.

            * The Fund will pay fixed commissions of 9% (annual rate) of assets assigned to be traded, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.


5.      REALIZED GAIN ON EXCHANGE RATE FLUCTUATIONS

                        Certain trades executed by the Fund are denominated in foreign currencies. Gains and losses on these transactions are recorded as futures trading gains or losses at the U. S. dollar equivalent on the date the trade is settled. Exchange rate fluctuation gain or loss is reflected when residual amounts of foreign currencies are reconverted to U. S. dollars.


6.      PLEDGED ASSETS

                        The U. S. Treasury Obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



7.      CONCENTRATIONS OF CREDIT RISK

                        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.


8.      OFF BALANCE SHEET RISK

                        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had a gross contract value of $1,770,800 on short positions at December 31, 1999.

                        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at December 31, 1999 was $3,580.




