Form 10-Q
period 2000-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2000-05-12
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 2000 and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Ansbacher Investment Management, Inc.

The Units are sold at the Net Asset Value per Unit as of the end of the month in which subscriptions are received by the General Partner. The Partnership continues to offer Units for sale to the public.

To obtain a return of invested capital or appreciation, if any, purchasers of Units must look solely to the redemption feature of the Partnership or to the General Partner, in its sole judgment, to elect to make distributions. There is no current market for the Units sold and none is expected to develop nor is the General Partner expected to make distributions.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) 	None    (b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Shira Del Pacult
                                      Ms. Shira Del Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: May 12, 2000



                              Atlas Futures Fund
                           Statement of Operations
                             For the Quarter Ended
                                March 31, 2000
                                  (unaudited)


                                                        1st       Year to
                                                      Quarter       Date

Income:
  Interest Paid By Brokers                           5,869.94     5,869.94
  Interest from Federal Securities                  13,028.86    13,028.86
  Realized Gain (Loss) from Futures Trading       (142,397.19) (142,397.19)
  Change in Open Trade Equity Futures Positions     19,885.12    19,885.12
  Realized Gain (Loss) from Options Trading              0.00         0.00
  Change in Unrealized Gain (Loss) Option Positions      0.00         0.00
  FX Gain (Loss)                                       678.85       678.85
  Redistribution of Syndication Costs                14,597.73    14,597.73

  Total Income from Operations                     (88,336.69)  (88,336.69)

Expenses:
  Brokerage Commissions Paid                        37,528.25    37,528.25
  CTA Management Fees                               12,509.42    12,509.42
  GP Incentive Fees                                 (1,741.05)   (1,741.05)
  GP Management Fees                                 4,493.97     4,493.97
  Operating & Administrative Expenses                1,581.60     1,581.60
  Reporting Costs                                    4,500.00     4,500.00
  Audit Fees                                         2,080.00     2,080.00
  Legal Fees                                         4,276.00     4,276.00

  Total Expenses from Operations                    65,228.19    65,228.19


          Net Income from Operation               (153,564.88) (153,564.88)

  End of Period Net Asset Value Per Unit               873.50       873.50
  % Increase (Decrease) in   Per Unit                  -8.17%        -8.17%


                    (Prepared from accounts without audit)
                                      by
                            James  Hepner & Company



                              Atlas Futures Fund
                       Statement of Financial Condition
                                     as of
                                March 31, 2000
                                  (unaudited)



                                    ASSETS

Cash in Checking - Star Financial Bank                           93,901.87

Equity in Commodity Futures Trading Accounts -
  Cash                                                          685,765.44
  US Treasury Bills at Cost plus accrued interest             1,192,565.33
  Unrealized Gain (Loss) on Open Futures and Option Contracts    25,740.00
Interest Receivable from Brokers                                  1,644.33
Premium Paid On Options Held Long                                     0.00
Premium Recvd On Options Held Short                                   0.00
Accumulated Org Costs                                                 0.00
Undeposited New Partner Capital                                  15,000.00

      Total Asset                                             2,014,616.97

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:
  Loan from FIC                                                       0.00
  Management Fees Payable                                         4,482.80
  Incentive Fees Payable to GP                                   (1,741.05)
  Management Fees Payable to GP                                   1,611.38
  Reporting Costs Payable                                         1,472.55
  Audit Fees Accrued                                              1,000.00
  Commissions Payable to IB                                       5,055.10
  Front End Load Payable                                          9,900.00
  Partner Redemptions Payable                                      4,125.08

  Total Liabilities                                              25,905.86

Partners' Capital :
  General Partner 52.33 Units at Per Unit of 886.343749          46,379.48
  Limited Partners 2224.39 Units at Per Unit of 886.343749    1,971,574.83

      Total Partners' Capital                                 2,017,954.31

Total Liabilities And Partners' Capital                       2,043,860.17


                    (Prepared from accounts without audit)
                                      by
                            James  Hepner & Company