Form 10-Q
period 2000-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2000-08-14
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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


                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter ended June 30, 2000 and year to date are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Ansbacher Investment Management, Inc.

The Units are sold at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner. The Partnership continues to offer Units for sale to the public.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Shira Del Pacult
                                      Ms. Shira Del Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: August 14, 2000


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND SIX MONTHS ENDED
                           JUNE 30, 2000 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 1999
                        (With Auditors' Report Thereon)





























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



Accountants:                              Frank L. Sassetti & Co.
                                          Certified Public Accountants


Date:   March 21, 2000                    By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 BALANCE SHEET

                      JUNE 30, 2000 AND DECEMBER 31, 1999


                                    ASSETS
                                             2000 (Unaudited)       1999

Cash (Note 7)                                  $  273,133      $    62,749
United States Treasury Obligations ( Note 6)    1,477,895          691,109
Accrued interest receivable                        14,746            6,497
Due from limited partners                         161,111          192,665
Prepaid expense                                     3,065
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                 1,786,527          790,465
  Net unrealized gain on open commodity
   futures contracts (Note 8)                     118,340            3,580

                                               $3,834,817       $1,747,065


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued commissions payable                  $    9,316       $    2,895
  Accrued management and incentive fees payable    81,953           14,075
  Accrued accounting and auditing fees payable      1,625            1,477
  Commissions payable - introducing broker         10,195           19,126
  Partner redemption payable                       59,926

            Total Liabilities                     163,015           37,573


PARTNERS' CAPITAL
  Limited partners -
   (3519.283 and 1738.589 units)                3,671,802        1,659,249
  General partner - (0 and 52.645 units)                            50,243

            Total Partners' Capital             3,671,802        1,709,492

                                               $3,834,817       $1,747,065










                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF OPERATIONS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999

                                      Three Months    Six Months
                                          Ended         Ended
                                      June 30, 2000  June 30, 2000
                                       (Unaudited)    (Unaudited)     1999

REVENUES
  Realized gain from trading in futures $478,613 $336,216 $37,130 Realized gain (loss) on exchange
   rate fluctuation                        (1,259)        (580)          8
  Changes in unrealized gains on open
   Commodity futures contracts             92,600      112,485       3,580
  Interest income                          27,608       46,507       8,709

            Total Revenues                597,562      494,628      49,427


EXPENSES
  Commissions                              51,335       88,863      18,953
  Management and incentive fees            97,252      112,514      15,389
  Professional accounting and legal fees    3,966       18,461       4,968
  Organization costs                                                 1,200
  Other operating and administrative
   expenses                                   268        1,850         257

            Total Expenses                152,821      221,688      40,767

NET INCOME                               $444,741     $272,940      $8,660

NET INCOME -
  Limited partnership unit                $150.84      $110.91       $6.29

  General partnership unit                $207.72       $97.04       $9.04













                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                   FOR THE THREE MONTHS ENDED  JUNE 30, 2000
                                  (Unaudited)


                         LIMITED PARTNERS GENERAL PARTNERS   TOTAL PARTNERS'
                                                                 EQUITY

                          Amount   Units   Amount  Units     Amount   Units

Balance April 1, 2000  $1,939,171 2,224.08 $ 45,901 52.64 $1,985,072 2,276.72

Addition of 1300.002
 units                  1,301,750 1,300.00                 1,301,750 1,300.00

Withdrawal of 57.437
 units                     (4,835)   (4.80)(54,926)(52.64)   (59,761) (57.44)

Net income                435,716             9,025          444,741

Balance - June 30,
 2000                  $3,671,802 3,519.28 $              $3,671,802 3,519.28



    Value per unit                                         $1,043.34

    Total partnership units                                 3,519.28





















                  The accompanying notes are an integral part
                         of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

          FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 1999



                           LIMITED PARTNERS GENERAL PARTNERS TOTAL PARTNERS'
                                                                 EQUITY

                            Amount   Units   Amount   Units   Amount   Units

Balance -
 December 31, 1998         $                 $ 1,647  2.00 $   1,647     2.00

Addition of 1789.234 units  1,651,584 1738.59 47,601 50.64 1,699,185 1,789.23

Net income                      7,665            995           8,660

Balance -
 December 31, 1999          1,659,249 1738.59 50,243 52.64 1,709,492 1,791.23

Addition of 1791.557 units  1,754,504 1791.56              1,754,504 1,791.56
(Unaudited)

Withdrawal of 63.510 units   (10,208) (10.87)(54,926)(52.64)(65,134)  (63.51)
(Unaudited)

Net income (Unaudited)        268,257           4,683        272,940
Balance -
 June 30, 1999
 (Unaudited)               $3,671,802 3519.28 $           $3,671,802 3,519.28




                                  June 30, 2000         December 31,
                                   (Unaudited)              1999

  Value per unit                   $1,043.34             $  954.37

  Total partnership units           3,519.28              1,791.56








                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF CASH FLOWS

            FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999


                                      Three Months    Six Months
                                          Ended         Ended
                                      June 30, 2000  June 30, 2000
                                       (Unaudited)    (Unaudited)     1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                            $  444,741    $   272,940  $  8,660
  Adjustments to reconcile net income
   to net cash provided by operating
   activities -
   Changes in operating assets and
    liabilities -
    Equity in Commodity Futures
     Trading Accounts                  (1,193,362)    (1,110,822)  (794,045)
    Accrued interest receivable            (4,035)        (8,249)    (6,497)
    U.S. Treasury Obligations            (294,396)      (786,786)  (691,109)
    Prepaid expense                        (3,065)        (3,065)
    Accrued commissions payable             4,556         (2,510)    22,021
    Management and incentive fees payable  77,600         67,878     14,075
    Accounting and auditing fees payable   (4,487)           148      1,477
  Partner redemption payable               55,801         59,926

          Net Cash Used In
           Operating Activities          (916,647)    (1,510,540)(1,445,418)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                 1,301,750      1,754,504  1,780,414
  Syndication and registration costs                                (80,941)
  Proceeds due from limited partners     (146,111)        31,554   (192,665)
  Partner redemptions                     (59,761)       (65,134)


         Net Cash Provided By
          Financing Activities          1,095,878      1,720,924  1,506,808

NET INCREASE IN CASH                      179,231        210,384     61,390

CASH
  Beginning of period                      93,902         62,749      1,359

  End of period                          $273,133       $273,133    $62,749


                  The accompanying notes are an integral part
                         of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

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

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the three and six months ended June 30, 2000 and the year ended December 31, 1999.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

2.     GENERAL PARTNER DUTIES

       The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

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

      Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partner and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any Units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the Partnership at the Net Asset Value per Unit on the last day of any month with ten days prior written request to the General Partner. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

3.     THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

        4% if such request is received ten days prior to the last trading day of the sixth month after the date of the partner's investment in the Fund

        3% if such request is received during the seventh to twelfth month after the investment.

        2% if such request is received during the thirteenth to eighteenth month.

        1% if such request is received during the nineteenth to twenty-fourth month.

        0% thereafter.

4.     FEES

       The Fund is charged the following fees on a monthly basis since the commencement of trading.

        A management fee of 3% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 3% of equity to the Fund's General Partner.

        An incentive fee of 15% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

6.     PLEDGED ASSETS

       The U. S. Treasury Obligations and Cash in trading accounts are pledged as collateral for commodities trading on margin.

7.     CONCENTRATIONS OF CREDIT RISK

       The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.     OFF BALANCE SHEET RISK

       As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at December 31. Open commodity contracts had gross contract value of $1,770,800 on short positions at December 31, 1999. Open commodity contracts had gross contract value of $6,272,138 on long positions and $5,191,421 on short positions at June 30, 2000.

       Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at June 30, 2000 and December 31, 1999 was $112,485 and $3,580, respectively.