Form 10-Q
period 2000-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2000-11-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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


                        Part 1 - FINANCIAL INFORMATION

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 2000, nine months ended September 30, 2000, and audited results for the calendar year 1999 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Clarke Capital Management, Inc.

The Units are sold at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner. The Registrant continues to offer Units for sale to the public.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 14, 2000















                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND NINE MONTHS ENDED
                        SEPTEMBER 30, 2000 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 1999
                        (With Auditors' Report Thereon)




























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

We have reviewed the financial statements for the quarter and the nine month period ended September 30, 2000. The preparation of these financial statements are the responsibility of the Partnership's management.

     We conducted our audit of the 1999 statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Accountants:                          Frank L. Sassetti & Co.
                                      Certified Public Accountants


Date:   November 6, 2000              By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 BALANCE SHEET

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                    ASSETS
                                                  2000              1999
                                               (Unaudited)

Cash (Note 7)                                  $  825,629        $   62,749
United States Treasury Obligations ( Note 6)    2,462,020           691,109
Accrued interest receivable                        24,285             6,497
Due from limited partners                          78,835           192,665
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                 1,216,164           790,465
  Net unrealized gain on open commodity
   futures contracts (Note 8)                      48,272             3,580
                                               ----------        ----------
                                               $4,655,205        $1,747,065
                                               ==========        ==========

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable          $   17,438        $    2,895
  Accrued management and incentive fees payable    17,968            14,075
  Accrued accounting and auditing fees payable      4,011             1,477
  Sales commissions payable                        14,800            19,126
  Partner redemption payable                        8,389
                                               ----------        ----------
            Total Liabilities                      62,606            37,573
                                               ----------        ----------

PARTNERS' CAPITAL
  Limited partners -
    (4385.466 and 1738.589 units)               4,592,599         1,659,249
  General partner -
    (0 and 52.645 units)                                             50,243
                                               ----------        ----------
            Total Partners' Capital             4,592,599         1,709,492
                                               ----------        ----------
                                               $4,655,205        $1,747,065
                                               ==========        ==========








                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF OPERATIONS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999

                                       Three Months   Nine Months
                                          Ended          Ended
                                       Sep. 30, 2000 Sep. 30, 2000   1999
                                       (Unaudited)    (Unaudited) (audited)

REVENUES
  Realized gain from trading in futures $149,504 $485,720 $37,130 Realized gain on exchange rate
   fluctuation                                2,837      2,257           8
  Changes in unrealized gains (losses) on
      open commodity futures contracts      (70,068)    42,417       3,580
  Interest income                            47,816     94,323       8,709
  Redemption penalty                          4,213      4,213
                                           --------   --------     -------
            Total Revenues                  134,302    628,930      49,427
                                           --------   --------     -------

EXPENSES
  Commissions                                76,797    165,660      18,953
  Management and incentive fees              40,546    153,060      15,389
  Professional accounting and legal fees     21,252     39,713       4,968
  Organization costs                                                 1,200
  Other operating and administrative
   expenses                                   4,768      6,618         257
                                           --------   --------     -------
            Total Expenses                  143,363    365,051      40,767
                                           --------   --------     -------

NET INCOME (LOSS)                          $ (9,061)  $263,879     $ 8,660
                                           ========   ========     =======
NET INCOME (LOSS) -
  Limited partnership unit                 $  (2.37)  $  89.72     $  6.29
                                           ========   ========     =======
  General partnership unit                 $          $  97.04     $  9.04
                                           ========   ========     =======











                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

                FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2000
                                  (Unaudited)

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance
 July 1, 2000      $3,671,802 3,519.28 $                $3,671,802 3,519.28
                   ---------- -------- -------- ------  ---------- --------
Addition of
 1017.256 units     1,077,355 1,017.26                   1,077,355 1,017.26

Withdrawal of
 151.070 units       (147,497) (151.07)                  (147,497)  (151.07)

Net income (loss)      (9,061)                             (9,061)
                   ---------- -------- -------- ------  ---------- --------
Balance - September
 30, 2000          $4,592,599 4,385.47 $                $4,592,599 4,385.47
                   ========== ======== ======== ======  ========== ========


  Value per unit                                        $ 1,047.43
                                                        ==========
  Total partnership units                                 4,385.47
                                                        ==========























                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' EQUITY

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 1999

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 December 31, 1998 $                   $  1,647   2.00  $    1,647     2.00

Addition of
 1789.234 units     1,651,584 1,738.59   47,601  50.64   1,699,185 1,789.23

Net income              7,665               995              8,660
                   ---------- -------- -------- ------  ---------- --------
Balance -
 December 31, 1999  1,659,249 1,738.59   50,243  52.64   1,709,492 1,791.23

Addition of
 2808.813 units     2,831,859 2,808.82                   2,831,859 2,808.82
 (Unaudited)

Withdrawal of
 214.580 units       (157,705) (161.94) (54,926)(52.64)   (212,631) (214.58)
 (Unaudited)

Net income
 (Unaudited)          259,196             4,683            263,879
                   ---------- -------- -------- ------  ---------- --------
Balance -
 September 30, 2000
 (Unaudited)       $4,592,599 4,385.47 $                $4,592,599 4,385.47
                   ========== ======== ======== ======  ========== ========

                               September 30, 2000   December 31, 1999
                                    (Unaudited)

  Value per unit               $1,047.23            $  954.37
                               =========            =========
  Total partnership units       4,385.47             1,791.56
                               =========            =========









                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF CASH FLOWS

         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                     AND THE YEAR ENDED DECEMBER 31, 1999

                                       Three Months   Nine Months
                                          Ended          Ended
                                       Sep. 30, 2000 Sep. 30, 2000    1999
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $  (9,061) $   263,879 $    8,660
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
      Trading Accounts                       640,431     (470,391)  (794,045)
      Accrued interest receivable             (9,539)     (17,788)    (6,497)
      U.S. Treasury Obligations             (984,125)  (1,770,911)  (691,109)
      Prepaid expense                          3,065
      Accrued commissions payable             12,727       10,217     22,021
      Management and incentive fees payable  (63,985)       3,893     14,075
      Accounting and auditing fees payable     2,386        2,534      1,477
                                           ----------------------------------
        Net Cash Used In
         Operating Activities               (408,101)  (1,978,567)(1,445,418)
                                           ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                    1,077,355    2,831,859  1,780,414
  Syndication and registration costs                                 (80,941)
  Proceeds due from limited partners          82,276      113,830   (192,665)
  Partner cash redemptions                  (199,034)    (204,242)
                                           ----------------------------------
  Net Cash Provided By
  Financing Activities                       960,597    2,741,447  1,506,808
                                           ----------------------------------

NET INCREASE IN CASH                         552,496      762,880     61,390

CASH
  Beginning of period                        273,133       62,749      1,359
                                           ----------------------------------
  End of period                            $ 825,629  $   825,629 $   62,749
                                           ==================================




                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. and Shira Pacult are the General Partners and the commodity pool operators (CPOs) of Atlas Futures Fund, Limited Partnership. The commodity trading advisor (CTA) is Clarke Capital Management, who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partners.

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the three and nine months ended September 30, 2000 and the year ended December 31, 1999.



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

2.    GENERAL PARTNER DUTIES

      The responsibilities of the General Partners, in addition to directing the trading and investment activity of the Fund, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

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

      Allocation of Profit and Loss for Federal Income Tax Purposes - As of the end of each fiscal year, the Partnership's capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees of the General Partners and the Commodity Trading Advisors and each Partner's share of such items are includable in the Partner's personal income tax return.

      Redemption - No partner may redeem or liquidate any Units until after the lapse of six months from the date of the investment. Thereafter, a Limited Partner may withdraw, subject to certain restrictions, any part or all of his units from the Partnership at the Net Asset Value per Unit on the last day of any month with prior written request to the General Partners. A redemption fee payable to the Partnership of a percentage of the value of the redemption request is charged during the first 24 months of investment pursuant to the following schedule:



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

3.    THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

      4% if such request is received prior to the last trading day of the sixth month after the date of the partner's investment in the Fund

      3% if such request is received during the seventh to twelfth month after the investment.

      2% if such request is received during the thirteenth to eighteenth month.

      1% if such request is received during the nineteenth to twenty-fourth month.

      0% thereafter.

4.    FEES

      The Fund is charged the following fees on a monthly basis since the commencement of trading.

      A management fee of 3% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 1% of equity to the Fund's General Partner.

      An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss.

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999

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

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $1,770,800 on short positions at December 31, 1999. Open commodity contracts had gross contract value of $15,523,428 on long positions and $14,365,407 on short positions at September 30, 2000.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2000 and December 31, 1999 was $42,417 and $3,580,
respectively.