Form 10-K
period 2000-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2001-04-02
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2000
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1998 and 1999 at Registration No. 333-61217.

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

The trades for the Fund are selected and placed with the futures commission merchant, i.e., broker, for the account of the Fund by one or more commodity trading advisors ("CTAs") selected by the General Partner of the Fund. Currently, and since the inception of trading, the Fund account has been traded by Clarke Capital Management, Inc. 216 S. Vine Street, Hinsdale, IL 60521 (630) 323-5913 as the sole CTA. The books and records of the CTA are kept and are available for inspection by the Partners at its office. Previous to November 1, 2000, the CTA was paid a management fee of three percent (3%) of the equity assigned to it to manage plus an incentive fee of fifteen percent (15%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund. After November 1, 2000, the management fee was reduced to zero and the incentive fee was increased to twenty-five percent (25%). The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership. Reports of the NAV are sent to the Partners within twenty days following the end of each month. The General Partner provides its management services for a management fee which, as of November 1, 2000, is two percent (2%) per year, payable at the rate of one-sixth of one percent (1/6th of 1%) per month. Previous to November 1, 2000, it was one percent (1%) annually.

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

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance at Refco, Inc., One World Financial Center, Tower A, Suite 2300, 200 Liberty Street, New York, NY 10281 or other registered futures commission merchants selected, from time to time, by the General Partner. Refco, Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a futures commission merchant. The trading of commodities is highly speculative and the Registrant is at unlimited risk of loss, including the pledge of all of its assets to Refco, Inc. to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

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

Refco management does not believe that either of the foregoing matters are material to the clearing and execution services it renders to the Fund.

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

The Partnership has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market of interests will develop and that the right of redemption will be the sole expected method of withdrawal of equity from the Partnership. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the limitations upon transfer and right of redemption provided to Partners.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2000 to December 31, 2000.

                                                             2000
Realized Gain (Loss) From Trading In Futures           $  356,986
Change in Unrealized Gains (Losses) on Open Contracts   1,371,772
Interest Income                                           162,762
Management Fees                                          (104,921)
Incentive Fees                                           (390,501)
Net Income (Loss)                                       1,190,337
General Partner Capital                                         0
Limited Partner Capital                                 5,557,782
Total Partnership Capital                               5,557,782
Net Income (Loss) Per Limited Partner Unit                 361.85
Net Income (Loss) per General Partner Unit                  97.04
 Net Asset Value Per Unit At End of Year                 1,253.33

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the year 2000 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2000, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Partnership as disclosed in the "Experts" section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the Partnership on January 12, 1998, as amended and fully stated on May 1, 1999, to the date of filing of this Form 10-K.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 44, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which serves as underwriter of the "best efforts" offering of the Units.

Ms. Pacult is also the principal of the general partner of three other commodity pools: Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996, ceased operations in June, 2000, and is currently winding up its affairs; Auburn Fund, Limited Partnership, a privately placed commodity pool, which commenced business in April, 1997; and Bromwell Financial Fund, Limited Partnership a publicly offered commodity pool which commenced business in July, 2000.

Item 11.  Executive Compensation.

The Fund pays its corporate General Partner a management fee of two percent (2%) per year, payable monthly, to serve the Partnership in an executive
capacity.   All operating costs related to management of the Partnership, including compensation to Ms. Pacult, are paid from that management fee.

Ms. Pacult also earns compensation from the sale of the Units through FIC, the Affiliated selling broker and from the fixed commissions paid by the Partnership to FIC as the Affiliated introducing broker. The amounts paid to the affiliated companies which results in compensation to Ms. Pacult are disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

      Name                                 Percent Ownership
      Sterling Trust FBO Ted W. Jones      5.70%
      Albert W. Overhauser                 8.81%

(b) As of December 31, 2000, the General Partner owned 0 Units of Limited Partnership interests.

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

                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1. Financial Statements

         See Index to Financial Statements for the period ended December 31,
         2000.

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

(d)      Reports on Form 8-K:  none

(e)      Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Atlas Futures Fund, Limited Partnership
                                   By Ashley Capital Management, Inc.
                                   Its General Partner



Date:  March 30, 2001              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder
                                          President and Treasurer

Date:  March 30, 2001              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult, General Partner

*******************************************************************************
                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             FOR THE YEARS ENDED
                       DECEMBER 31, 2000, 1999 AND 1998

                       (With Auditors' Report Thereon)























                               GENERAL PARTNER:
                       Ashley Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901










To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


INDEPENDENT AUDITORS' REPORT

      We have audited the accompanying balance sheets of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2000 and 1999 and the period from January 12, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and the period from January 12, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


Accountants:                          Frank L. Sassetti & Co.
                                      Certified Public Accountants


Date:   March 25, 2001	              By: /s/ Frank L. Sassetti & Co.
                                          Frank L. Sassetti & Co.
                                          Certified Public Accountants


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                    ASSETS
                                                   2000         1999

Cash (Note 7)                                   $       560    $    62,749
United States Treasury Obligations (Note 6)       3,199,558        691,109
Accrued interest receivable                          36,401          6,497
Due from limited partners                           142,503        192,665
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                   1,187,154        790,465
  Net unrealized gain on open commodity
   futures contracts (Note 8)                     1,375,352          3,580

                                                $ 5,941,528    $ 1,747,065


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable           $    14,268    $     2,895
  Accrued management fees payable                     7,672          7,502
  Accrued incentive fees payable                    318,405          6,573
  Accrued accounting and auditing fees payable        4,193          1,477
  Sales commissions payable                          11,617         19,126
  Partner redemption payable                         27,591

          Total Liabilities                         383,746         37,573


PARTNERS' EQUITY
  Limited partners - (4434.4 and 1738.6 units)    5,557,782      1,659,249
  General partner - (0 and 52.6 units)                              50,243

  Total Partners' Equity                          5,557,782      1,709,492

                                                $ 5,941,528    $ 1,747,065











                 The accompanying notes are an integral part
                         Of the financial statements


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
       AND THE PERIOD JANUARY 12, 1998 (INCEPTION) TO DECEMBER 31, 1998


                                                            January 12, 1998
                                                                    to
                                            2000    1999    December 31, 1998

REVENUES
  Realized gain/(loss) from trading in
   futures                              $  356,986 $  37,130    $
  Realized gain/(loss) on exchange rate
   fluctuation                               1,600         8
  Changes in unrealized gains on
   open commodity futures contracts      1,371,772     3,580
  Interest income                          162,762     8,709
  Redemption penalty                         9,567

          Total Revenues                 1,902,687    49,427


EXPENSES
  Commissions                              171,976    18,953
  Management fees                          104,921     8,816
  Incentive fees                           390,501     6,573
  Professional accounting and legal fees    39,496     4,968
  Organization costs                                   1,200
  Other operating and administrative
   expenses                                  5,456       257         353

          Total Expenses                   712,350    40,767         353

NET INCOME (LOSS)                       $1,190,337 $   8,660    $   (353)

NET INCOME (LOSS)-
  Limited partnership unit              $   361.85 $    6.29    $(177.00)

  General partnership unit              $    97.04 $    9.04    $(176.50)











                 The accompanying notes are an integral part
                         Of the financial statements


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
       AND THE PERIOD JANUARY 12, 1998 (INCEPTION) TO DECEMBER 31, 1998

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Initial partner
contributions      $                 $    2,000   2.00  $    2,000     2.00

Net loss -
 January 12, 1998
 to December 31,
 1998                                      (353)              (353)

Balance -
 December 31, 1998                        1,647   2.00       1,647     2.00

Addition -
 of 1789.234 units   1,651,584 1738.59   47,601  50.64   1,699,185 1,789.23

Net income               7,665              995              8,660

Balance -
 December 31, 1999   1,659,249 1738.59   50,243  52.64   1,709,492 1,791.23

Addition -
 of 3092.404 units   3,138,897 3092.41                   3,138,897 3,092.41

Syndication costs
 paid                  (16,864)                            (16,864)

Withdrawal -
 of 449.237 units     (409,154)(396.60) (54,926)(52.64)   (464,080) (449.24)

Net income           1,185,654            4,683          1,190,337

Balance -
 December 31, 2000  $5,557,782 4434.40  $               $5,557,782 4,434.40


                              December 31,    December 31,    December 31,
                                  2000            1999            1998

  Value per unit               $1,253.33       $  954.37       $  823.50

  Total partnership units       4,434.40        1,791.23            2.00



                 The accompanying notes are an integral part
                         Of the financial statements


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
       AND THE PERIOD JANUARY 12, 1998 (INCEPTION) TO DECEMBER 31, 1998

                                                            January 12, 1998
                                                                    to
                                            2000    1999    December 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                     $1,190,337 $     8,660   $     (353)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Organization costs paid                                          (288)
      Equity in Commodity Futures
      Trading Accounts                  (1,768,461)   (794,045)
      Accrued interest receivable          (29,904)     (6,497)
      U.S. Treasury Obligations         (2,508,449)   (691,109)
      Accrued commissions payable            3,864      22,021
      Management and incentive fees
       payable                             312,002      14,075
      Partner redemption payable            27,591
      Accounting and auditing fees
       payable                               2,716       1,477

           Net Cash Used In
            Operating Activities        (2,770,304) (1,445,418)        (641)

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial partner contributions                                       2,000
  Proceeds from sale of units, net
   of sales commissions                  3,138,897   1,780,414
  Syndication and registration costs       (16,864)    (80,941)
  Proceeds due from limited partners        50,162    (192,665)
  Partner cash redemptions                (464,080)          -

           Net Cash Provided By
            Financing Activities         2,708,115   1,506,808        2,000

NET INCREASE (DECREASE) IN CASH            (62,189)     61,390        1,359

CASH
  Beginning of period                       62,749       1,359

  End of period                         $      560  $   62,749   $    1,359



                 The accompanying notes are an integral part
                         Of the financial statements


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998


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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2000 and 1999 and the period January 12, 1998 (inception) to December 31, 1998.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999 AND 1998

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

                       DECEMBER 31, 2000, 1999 AND 1998

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

      A management fee of 3% (annual rate) of the Fund's net assets allocated to each CTA to trade will be paid to each CTA and 1% of equity to the Fund's General Partner. Effective November 1, 2000, the management fee allocated to each CTA was decreased to 0% (annual rate) and the management fee allocated to the Fund's General Partner was increased to 2% (annual rate) of the Fund's net assets.

      An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss. Effective November 1, 2000, the incentive fee was increased to 25% of "new trading profits."

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

                       DECEMBER 31, 2000, 1999 AND 1998

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

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $1,770,800 on short positions at December 31, 1999. Open commodity contracts had gross contract value of $81,103,765 on long positions and $7,068,373 on short positions at December 31, 2000. Since trading commenced in October, 1999 there were no open positions at December 31, 1998.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at December 31, 2000, 1999 and 1998 was $1,375,352, $3,580 and $0, respectively.