Form 10-Q
period 2001-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2001-08-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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


                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the second quarter ended June 30, 2001, six months ended June 30, 2001, and audited results for the calendar year 2000 are attached hereto and made a part hereof.

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

The Units are sold through the broker dealer selected by the General Partner, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner.

On May 1, 2001, the Registrant filed a Securities and Exchange Commission Form S-1 to seek registration of an additional $8,000,000, for a total of $15,000,000, in Units to be sold. On August 10, 2001, the Registration Statement for the additional $8,000,000 became effective. The prospectus contained in the Form S-1 will be dated August 10, 2001 and will be used by the Registrant to continue to offer Units for sale to the public until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  No reports on Form 8-K

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: 8/14/01












                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND SIX MONTHS ENDED
                          JUNE 30, 2001 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 2000
                       (With Auditors' Report Thereon)























                               GENERAL PARTNER:
                       Ashley Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901
















To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


INDEPENDENT AUDITORS' REPORT

     We have audited the accompanying balance sheet of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 15, 2001               By: /s/ Frank L. Sassetti & Co.
                                            Frank L. Sassetti & Co.
                                            Certified Public Accountants


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEET

                     JUNE 30, 2001 AND DECEMBER 31, 2000


                                    ASSETS

                                                     2001
                                                  (Unaudited)       2000

Cash (Note 7)                                     $   38,770     $      560
United States Treasury Obligations ( Note 6)       3,469,743      3,199,558
Accrued interest receivable                           18,017         36,401
Due from limited partners                             86,861        142,503
Prepaid expense                                           87
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,450,687      1,187,154
  Net unrealized gain on open commodity futures
   contracts (Note 8)                                336,597      1,375,352

                                                  $5,400,762     $5,941,528


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $              $   14,268
  Accrued management fees payable                      9,101          7,672
  Accrued incentive fees payable                                    318,405
  Accrued accounting and auditing fees payable         2,175          4,193
  Sales commissions payable                            8,509         11,617
  Partner redemption payable                          76,682         27,591

          Total Liabilities                           96,467        383,746


PARTNERS' CAPITAL
  Limited partners - (4,740.34 and 4,434.40 units) 5,304,295      5,557,782
  General partner - (0 units)

          Total Partners' Capital                  5,304,295      5,557,782

                                                  $5,400,762     $5,941,528








                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF OPERATIONS

           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000

                                       Three Months   Six Months
                                          Ended          Ended
                                       Jun 30, 2000 Jun 30, 2000   2000
                                       (Unaudited)    (Unaudited) (audited)


REVENUES
  Realized gain (loss) from trading in
   futures                               $(129,342)    $637,984  $  356,986
  Realized gain (loss) on exchange rate
   fluctuation                              (6,106)     (10,754)      1,600
  Changes in unrealized gains (losses)
   on open commodity futures contracts    (120,231)  (1,038,755)  1,371,772
  Interest income                           48,893      111,437     162,762
  Redemption penalty                           620        1,724       9,567

          Total Revenues                  (206,166)    (298,364)  1,902,687


EXPENSES
  Commissions                              107,189      214,016     171,976
  Management fees                           27,398       54,243     104,921
  Incentive fees                                                    390,501
  Professional accounting and legal fees    11,630       33,855      39,496
  Other operating and administrative
   expenses                                    336        2,082       5,456

          Total Expenses                   146,553      304,196     712,350

NET INCOME (LOSS)                        $(352,719)   $(602,560) $1,190,337

NET INCOME  (LOSS) -
  Limited partnership unit               $  (74.87)   $ (129.85) $   361.85

  General partnership unit               $-           $-         $    97.04











                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                  FOR THE THREE MONTHS ENDED  JUNE 30, 2001
                                 (Unaudited)


                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 April 1, 2001   $5,608,871 4,697.22 $                   $5,608,871 4,697.22

Addition of
 165.921 units      192,200   165.92                        192,200   165.92

Withdrawal of
 122.8 units       (138,707) (122.80)                      (138,707) (122.80)

Syndication
 costs paid          (5,350)                                 (5,350)

Net loss           (352,719)                               (352,719)

Balance -
 June 30, 2001   $5,304,295 4,740.34 $                   $5,304,295 4,740.34



         Value per unit                                  $1,118.97

         Total partnership units                          4,740.34




















                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

         FOR THE SIX MONTHS ENDED JUNE 30, 2001 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 2000

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 Dec 31, 1999    $1,659,249 1,738.59 $   50,243   52.64  $1,709,492 1,791.23

Addition of
 3092.404 units   3,138,897 1,738.59           3,092.41   3,138,897 3,092.41

Syndication
 costs paid         (16,864)                                (16,864)

Withdrawal-
 of 449.237 units  (409,154) (396.60)   (54,926) (52.64)   (464,080) (449.24)

Net income        1,185,654               4,683           1,190,337

Balance -
 Dec 31, 2000     5,557,782 4,434.40                      5,557,782 4,434.40

Addition of 428.743
 units (Unaudited)  500,598   428.74                        500,598   428.74

Withdrawal of 122.8
 units (Unaudited) (138,707) (122.80)                      (138,707) (122.80)

Syndication costs
paid (Unaudited)    (12,818)                                (12,818)

Net loss
 (Unaudited)       (602,560)                               (602,560)

Balance -
June 30, 2001
(Unaudited)      $5,304,295 4,740.34 $                   $5,304,295 4,740.34


                                      2001
                                   (Unaudited)             2000

     Value per unit                 $1,118.97            $1,253.33

     Total partnership units         4,740.34             4,434.40



                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF CASH FLOWS

           FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000

                                       Three Months   Six Months
                                          Ended          Ended
                                       Jun 30, 2000  Jun 30, 2000    2000
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $(352,719) $  (602,560) $1,190,337
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                     296,447      775,222  (1,768,461)
      Accrued interest receivable             8,498       18,384     (29,904)
      U.S. Treasury Obligations             (12,652)    (270,185) (2,508,449)
      Prepaid expense                           (87)         (87)
      Accrued commissions payable               163      (17,376)      3,864
      Management and incentive fees payable     450     (316,976)    312,002
      Accounting and auditing fees payable     (235)      (2,018)      2,716
      Partner redemption payable                                      27,591

         Net Cash Used In
          Operating Activities              (60,135)    (415,596) (2,770,304)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                     192,200      500,598   3,138,897
  Syndication and registration costs         (5,350)     (12,818)    (16,864)
  Proceeds due from limited partners        (61,680)      55,642      50,162
  Cash partner redemptions                  (62,025)     (89,616)   (464,080)

         Net Cash Provided By
          Financing Activities               63,145      453,806   2,708,115

NET INCREASE (DECREASE) IN CASH               3,010       38,210     (62,189)

CASH
  Beginning of period                        35,760          560      62,749

  End of period                           $  38,770  $    38,770  $      560





                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the three and six months ended June 30, 2001 and the year ended December 31, 2000.





                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

      In addition, the general partners held a financial interest in the partnership until June 30, 2000, at which time the investment was redeemed.

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




                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

      An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss. Effective November 1, 2000, the incentive fee increased to 25% of "new trading profits."

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


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

               JUNE 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

6.    PLEDGED ASSETS

      The U. S. Treasury obligations and cash in trading accounts are pledged as collateral for commodities trading on margin.

7.    CONCENTRATIONS OF CREDIT RISK

  The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at the respective balance sheet dates. Open commodity contracts had gross contract value of $3,110,909 on long positions and $21,571,400 on short positions at June 31, 2001. Open commodity contracts had gross contract value of $81,103,765 on long positions and $7,068,373 on short positions at December 31, 2000.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at June 30, 2001 and December 31 was $336,597 and $1,375,352, respectively.