Form 10-Q
period 2001-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2001-11-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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


                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the third quarter ended September 30, 2001, nine months ended September 30, 2001, and audited results for the calendar year 2000 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 10, 2001 until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 15, 2001

















                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     FOR THE THREE AND NINE MONTHS ENDED
                        SEPTEMBER 30, 2001 (Unaudited)
                     AND THE YEAR ENDED DECEMBER 31, 2000
                       (With Auditors' Report Thereon)



























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




Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 15, 2001               By: /s/ Frank L. Sassetti & Co.
                                            Frank L. Sassetti & Co.
                                            Certified Public Accountants


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEET

                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                    ASSETS

                                                     2001
                                                  (Unaudited)       2000

Cash (Note 7)                                     $   15,527     $      560
United States Treasury Obligations ( Note 6)       3,173,792      3,199,558
Accrued interest receivable                           16,439         36,401
Due from limited partners                             70,000        142,503
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,721,379      1,187,154
  Net unrealized gain on open commodity futures
   contracts (Note 8)                                346,883      1,375,352

                                                  $5,344,020     $5,941,528


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $    3,717     $   14,268
  Accrued management fees payable                      9,308          7,672
  Accrued incentive fees payable                                    318,405
  Accrued accounting and auditing fees payable         8,400          4,193
  Sales commissions payable                            7,500         11,617
  Partner redemption payable                          21,368         27,591

          Total Liabilities                           50,293        383,746


PARTNERS' CAPITAL
  Limited partners - (4,751.42 and 4,434.40 units) 5,293,727      5,557,782
  General partner - (0 units)

          Total Partners' Capital                  5,293,727      5,557,782

                                                  $5,344,020     $5,941,528









                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF OPERATIONS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000


                                       Three Months  Nine Months
                                          Ended          Ended
                                       Sep 30, 2001  Sep 30, 2001   2000
                                       (Unaudited)    (Unaudited) (audited)


REVENUES
  Realized gain from trading in futures $ 76,134 $ 714,118 $ 356,986 Realized gain (loss) on exchange rate
   fluctuation                               6,872       (3,882)      1,600
  Changes in unrealized gains (losses)
   on open futures contracts                10,286   (1,028,469)  1,371,772
  Interest income                           41,070      152,507     162,762
  Redemption penalty                         1,916        3,640       9,567

             Total Revenues                136,278     (162,086)  1,902,687


EXPENSES
  Commissions                              105,834      319,850     171,976
  Management fees                           27,287       81,530     104,921
  Incentive fees                                                    390,501
  Professional accounting and legal
   fees                                     14,139       47,994      39,496
  Other operating and administrative
   expenses                                    422        2,504       5,456

             Total Expenses                147,682      451,878     712,350

NET INCOME (LOSS)                        $ (11,404)   $(613,964) $1,190,337

NET INCOME  (LOSS) -
  Limited partnership unit               $   (2.41)   $ (131.53) $   361.85

  General partnership unit                                       $    97.04










                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

                FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2001
                                 (Unaudited)



                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 July 1, 2001    $5,304,295 4,740.34 $                   $5,304,295 4,740.34

Addition of
 65.748 units        76,779    65.75                         76,779    65.75

Withdrawal of
 54.669 units       (64,260)  (54.67)                       (64,260)  (54.67)

Syndication
 costs paid         (11,683)                                (11,683)

Net loss            (11,404)                                (11,404)

Balance -
 Sep 30, 2001    $5,293,727 4,751.42 $                   $5,293,727 4,751.42



  Value per unit                                         $ 1,114.13

  Total partnership units                                  4,751.42



















                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENT OF PARTNERS' EQUITY

      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited) AND  THE
                         YEAR ENDED DECEMBER 31, 2000


                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
 Dec 31, 1999    $1,659,249 1,738.59 $   50,243   52.64  $1,709,492 1,791.23

Addition of
 3092.404 units   3,138,897 3,092.41                      3,138,897 3,092.41

Syndication
 costs paid         (16,864)                                (16,864)

Withdrawal -
 of 449.237 units  (409,154) (396.60)   (54,926) (52.64)   (464,080) (449.24)

Net income        1,185,654               4,683           1,190,337

Balance -
 Dec 31, 2000     5,557,782 4,434.40                      5,557,782 4,434.40

Addition of
 494.492 units
 (Unaudited)        577,377   494.49                        577,377   494.49

Withdrawal of
 177.469 units
 (Unaudited)       (202,967) (177.47)                      (202,967) (177.47)

Syndication costs
 paid (Unaudited)   (24,501)                                (24,501)

Net loss
 (Unaudited)       (613,964)                               (613,964)

Balance -
 Sep 30, 2001
 (Unaudited)     $5,293,727 4,751.42 $                   $5,293,727 4,751.42

                                      2001
                                   (Unaudited)             2000

  Value per unit                    $1,114.13           $1,253.33

  Total partnership units            4,751.42            4,434.40

                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENT OF CASH FLOWS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                     AND THE YEAR ENDED DECEMBER 31, 2000

                                       Three Months  Nine Months
                                          Ended         Ended
                                       Sep 30, 2001  Sep 30, 2001    2000
                                       (Unaudited)    (Unaudited)  (audited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $ (11,404) $  (613,964) $1,190,337
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                    (280,978)     494,244  (1,768,461)
      Accrued interest receivable             1,578       19,962     (29,904)
      U.S. Treasury Obligations             295,951       25,766  (2,508,449)
      Prepaid expense                            87
      Accrued commissions payable             2,708      (14,668)      3,864
      Management and incentive fees payable     207     (316,769)    312,002
      Accounting and auditing fees payable    6,225        4,207       2,716

           Net Cash Provided By (Used In)
            Operating Activities             14,374     (401,222) (2,797,895)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                      76,779      577,377   3,138,897
  Syndication and registration costs        (11,683)     (24,501)    (16,864)
  Proceeds due from limited partners         16,861       72,503      50,162
  Cash partner redemptions                 (119,574)    (209,190)   (436,489)

           Net Cash Provided By (Used In)
            Financing Activities            (37,617)     416,189   2,735,706

NET INCREASE (DECREASE) IN CASH             (23,243)      14,967     (62,189)

CASH
  Beginning of period                        38,770          560      62,749

  End of period                           $  15,527  $    15,527  $      560






                 The accompanying notes are an integral part
                         of the financial statements.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

       Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the three and nine months ended September 30, 2001 and the year ended December 31, 2000.



                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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



                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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





                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

             SEPTEMBER 30, 2001 (UNAUDITED) AND DECEMBER 31, 2000

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

8.     OFF BALANCE SHEET RISK

       As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at the respective balance sheet dates. Open commodity contracts had gross contract value of $42,199,233 on long positions and $3,479,840 on short positions at September 30, 2001. Open commodity contracts had gross contract value of $81,103,765 on long positions and $7,068,373 on short positions at December 31, 2000.

       Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2001 and December 31 was $346,883 and $1,375,352, respectively.