Form 10-K/A
period 2001-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2002-04-01
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2001
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1998 and 1999 and 2000 at Registration No. 333-61217.

Registration Statement and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-61217 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund,
L. P., (the "Fund") with the Securities and Exchange Commission (the "SEC") and the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced on November 18, 1999. On May 1, 2001, the Registrant registered $8,000,000 in additional Units. Units are currently offered and sold at the net asset value per Unit ("NAV") determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The trades for the Fund are selected and placed with the futures commission merchant, i.e., broker, for the account of the Fund by one or more commodity trading advisors ("CTAs") selected by the General Partner of the Fund. Currently, and since the inception of trading, the Fund account has been traded by Clarke Capital Management, Inc. 216 S. Vine Street, Hinsdale, IL 60521 (630) 323-5913 as the sole CTA. The books and records of the CTA are kept and are available for inspection by the Partners at its office. The CTA is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership. Reports of the NAV are sent to the Partners within twenty days following the end of each month. The General Partner provides its management services for a management fee which is two percent (2%) per year, payable at the rate of one-sixth of one percent (1/6th of 1%) per month.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2001 to December 31, 2001.
                                                                 2001
Realized Gain (Loss) From Trading In Futures              $ 1,220,627
Change in Unrealized Gains (Losses) on Open Contracts      (1,253,256)
Interest Income                                               182,304
Management Fees                                              (220,751)
Incentive Fees                                                      0
Net Income (Loss)                                            (322,572)
General Partner Capital                                             0
Limited Partner Capital                                     6,102,458
Total Partnership Capital                                   6,102,458
Net Income (Loss) Per Limited Partner Unit                     (68.51)
Net Income (Loss) per General Partner Unit                          0
Net Asset Value Per Unit At End of Year                      1,176.65

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000 and 2001 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2001, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 45, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which serves as underwriter of the "best efforts" offering of the Units.

Ms. Pacult is also the principal of the general partner of three other commodity pools: Fremont Fund, Limited Partnership, a publicly offered pool which commenced business in November, 1996 and ceased operations in June, 2000; Auburn Fund, Limited Partnership, a privately placed commodity pool, which commenced business in April, 1997; and Bromwell Financial Fund, Limited Partnership a publicly offered commodity pool which commenced business in July, 2000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

      Name                                 Percent Ownership
      Albert W. Overhauser                     7.56%
      Harry Briscoe                            8.02%

(b) As of December 31, 2001, the General Partner owned no Units of Limited Partnership interests.

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

                                   Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the period ended December 31,
2001.

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

(d)      Reports on Form 8-K:  none

(e)      Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                        Atlas Futures Fund, Limited Partnership
                                   By Ashley Capital Management, Inc.
                                   Its General Partner



Date:  March 29, 2002              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult
                                          Sole Director, Sole Shareholder
                                          President and Treasurer

Date:  March 29, 2002              By:    /s/ Shira Del Pacult
                                          Ms. Shira Del Pacult, General Partner

********************************************************************************

                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 YEARS ENDED
                       DECEMBER 31, 2001, 2000 AND 1999

                       (With Auditors' Report Thereon)






















                               GENERAL PARTNER:
                       Ashley Capital Management, Inc.
                          % Corporate Systems, Inc.
                          101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901











To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


INDEPENDENT AUDITORS' REPORT

             We have audited the accompanying balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2001 and the balance sheet, without the schedule of investments as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 16, 2002                By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                      (A Delaware Limited Partnership)

                               BALANCE SHEETS

                         DECEMBER 31, 2001 AND 2000

                                    ASSETS

                                                       2001      2000

Cash (Note 7)                                     $   32,224     $      560
United States Treasury Obligations (Note 6)        3,185,359      3,199,558
Accrued interest receivable                           10,229         36,401
Due from limited partners                            124,985        142,503
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    2,659,778      1,187,154
  Net unrealized gain on open commodity futures
   contracts (Note 8)                                122,096      1,375,352

                                                  $6,134,671     $5,941,528


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $    2,803     $   14,268
  Accrued management fees payable                     10,074          7,672
  Accrued incentive fees payable                                    318,405
  Accrued accounting and auditing fees payable         8,542          4,193
  Sales commissions payable                           10,794         11,617
  Partner redemption payable                                         27,591

          Total Liabilities                           32,213        383,746


PARTNERS' EQUITY
  Limited partners - (5,186.28 and 4,434.4 units)  6,102,458      5,557,782
  General partner - (0 units)

          Total Partners' Equity                   6,102,458      5,557,782

                                                  $6,134,671     $5,941,528


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                             2001        2000       1999

REVENUES
  Realized gain from trading in futures $1,220,627 $ 356,986 $ 37,130 Realized gain/(loss) on exchange rate
   fluctuation                                (5,679)     1,600           8
  Changes in unrealized gain/(loss) on
   open commodity futures contracts       (1,253,256) 1,371,772       3,580
  Interest income                            182,304    162,762       8,709
  Redemption penalty                           4,947      9,567

           Total Revenues                    148,943  1,902,687      49,427


EXPENSES
  Commissions                                298,949    171,976      18,953
  Management fees                            110,751    104,921       8,816
  Incentive fees                                        390,501       6,573
  Professional accounting and legal fees      58,991     39,496       4,968
  Organization costs                                                  1,200
  Other operating and administrative
   expenses                                    2,824      5,456         257

           Total Expenses                    471,515    712,350      40,767

NET INCOME (LOSS)                         $ (322,572)$1,190,337  $    8,660

NET INCOME (LOSS)-
  Limited partnership unit                $   (68.51)$   361.85  $     6.29

  General partnership unit                $          $    97.04  $     9.04


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units

Balance -
Dec 31, 1998     $                   $    1,647     2.00 $    1,647     2.00

Addition -
of 1789.234 units 1,651,584  1738.59     47,601    50.64  1,699,185 1,789.23

Net income (loss)     7,665                 995               8,660

Balance -
Dec 31, 1999      1,659,249 1,738.59     50,243    52.64  1,709,492 1,791.23

Addition -
of 3092.404 units 3,138,897 3,092.41                      3,138,897 3,092.41

Syndication costs
 paid               (16,864)                                (16,864)

Withdrawal -
of 449.237 units   (409,154) (396.60)   (54,926)  (52.64)  (464,080) (449.24)

Net income (loss) 1,185,654               4,683           1,190,337

Balance -
Dec 31, 2000      5,557,782 4,434.40                      5,557,782 4,434.40

Addition -
 of 1,233.673
 units            1,466,150 1,233.67                      1,466,150 1,233.67

Syndication costs
 paid               (24,501)                                (24,501)

Withdrawal -
of 481.785 units   (574,401) (481.79)                      (574,401) (481.79)

Net income (loss)  (322,572)                               (322,572)

Balance -
Dec 31, 2001      $6,102,458 5,186.28 $                  $6,102,458 5,186.28

                               December 31,      December 31,   December 31,
                                   2001              2000           1999

  Value per unit                $1,176.65         $1,253.33        $954.37

  Total partnership units        5,186.28          4,434.40       1,791.23


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                             2001        2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $ (322,572) $1,190,337  $    8,660
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
       Trading Accounts                    (219,368) (1,768,461)   (794,045)
      Accrued interest receivable            26,172     (29,904)     (6,497)
      U.S. Treasury Obligations              14,199  (2,508,449)   (691,109)
      Accrued commissions payable           (12,288)      3,864      22,021
      Management and incentive fees
       payable                             (316,003)    312,002      14,075
      Partner redemption payable            (27,591)     27,591
      Accounting and auditing fees payable    4,349       2,716       1,477

              Net Cash Used In
               Operating Activities        (853,102) (2,770,304) (1,445,418)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                   1,483,668   3,189,059   1,587,749
  Syndication and registration costs        (24,501)    (16,864)    (80,941)
  Partner cash redemptions                 (574,401)   (464,080)

              Net Cash Provided By
               Financing Activities         884,766   2,708,115   1,506,808

NET INCREASE (DECREASE) IN CASH              31,664     (62,189)     61,390

CASH
  Beginning of period                           560      62,749       1,359

  End of period                          $   32,224  $      560  $   62,749


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           SCHEDULE OF INVESTMENTS

                              DECEMBER 31, 2001


Contracts                                                      Value

           United States Commodity Futures Position Held Long

    21     March '02 Mexican Peso                              $    4,462

           Japanese Commodity Futures Positions Held Long

    69     October '02 Gold                                        25,237
    46     October '02 Platinum                                    45,305
    46     November '02 Corn                                       13,320

           Total Japanese Commodity Futures Positions              83,862

           Total Commodity Futures Positions Held Long             88,324

           U.S. Commodities Futures Positions Sold Short

    23     March '02 Corn                                          5,750
    23     March '02 Soybeans                                      6,325
    23     February '02 NY #2 Heating Oil                         19,996

           Total U.S. Commodity Futures Positions Sold Short      32,071

           Australian Commodity Futures Positions Sold Short

    23     March '02 90 Day Aussie Bills                           1,701

           Total Commodity Futures Positions Sold Short           33,772

           Net Commodity Futures Positions                       122,096

$3,200,000 United States Treasury Bills                        3,185,359

           Cash in Trading Accounts

              United States Markets                            2,287,254
              Canadian Markets                                   (33,810)
              Eurodollar Markets                                 374,838
              British Pound Markets                               74,787
              Japanese Yen Markets                               (30,400)
              Australian Dollar Markets                          (12,891)

           Total Cash in Trading Accounts                      2,659,778

                   Total Investments                          $5,967,233


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999


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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2001, 2000 and 1999.


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999



1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

  Reclassification - Certain items in the previously issued 2000 financial statements have been reclassified to conform to current year presentation.

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


                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2001, 2000 AND 1999



3.      THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

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

                       DECEMBER 31, 2001, 2000 AND 1999



4.      FEES - CONTINUED

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

8.      OFF BALANCE SHEET RISK

  As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $1,770,800 on short positions at December 31, 1999. Open commodity contracts had gross contract value of $81,103,765 on long positions and $7,068,373 on short positions at December 31, 2000. Open commodity contracts had gross contract value of $2,586,066 on long positions and $4,031,682 on short positions at December 31, 2001.

  Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at December 31, 2001, 2000 and 1999 was $122,096, $1,375,352 and $3,580, respectively.