Form 10-Q
period 2002-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2002-05-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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


                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements for the Registrant for the first quarter ended March 31, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: May 15, 2002






















                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2002 AND 2001
                                  ( A Review)























                                GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901








To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of March 31, 2002 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2001 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2002, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   May 9, 2002                     By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS


                                                     March 31,
                                                       2002     December 31,
                                                    (A Review)      2001

Cash (Note 7)                                     $  104,905     $   32,224
United States Treasury Obligations (Note 6)        3,186,451      3,185,359
Accrued interest receivable                            9,090         10,229
Due from limited partners                                           124,985
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,860,841      2,659,778
  Net unrealized gains on open commodity
   futures contracts (Note 8)                        395,771        122,096

                                                  $5,557,058     $6,134,671


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable                     19          2,803
  Accrued management fees payable                      8,922         10,074
  Accrued accounting and auditing fees payable         2,725          8,542
  Sales commissions payable                                          10,794
  Partner redemptions payable                         63,782

           Total Liabilities                          75,448         32,213


PARTNERS' CAPITAL
  Limited partners -
   ( 4,975.8 and 5,186.28 units)                   5,481,610      6,102,458
  General partner - ( 0 units) (Note 2)

           Total Partners' Capital                 5,481,610      6,102,458

                                                  $5,557,058     $6,134,671








                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)


                                                         2002         2001

REVENUES
  Realized gain (loss) on trading futures             $(547,627)    $767,326
  Realized (loss) on exchange rate fluctuations          (8,335)      (4,648)
  Change in unrealized gain (loss) on open
   commodity futures contracts                          273,675     (918,524)
  Interest income                                        21,167       62,544
  Redemption penalty                                      1,509        1,104

            Total Revenues                             (259,611)     (92,198)


EXPENSES
  Commissions                                           107,344      106,827
  Management fees                                        28,583       26,845
  Professional accounting and legal fees                 18,561       22,225
  Other operating and administrative expenses               250        1,746

            Total Expenses                              154,738      157,643

NET (LOSS)                                            $(414,349)   $(249,841)

NET (LOSS)
  Limited partnership unit                            $  (81.34)   $  (54.60)

  General partnership unit                            $            $


















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

Beginning balance-
 December 31              $6,102,458     5,186.28    $5,557,782    4,434.40

Partner additions             47,031        41.09       308,398      262.82

Partner withdrawals         (253,530)     (251.57)

Syndication costs paid                                   (7,468)

Net Loss                    (414,349)                  (249,841)

Ending Balance -
 March 31                 $5,481,610     4,975.80    $5,608,871    4,697.22





                                               2002          2001

  Value per unit                            $1,101.65     $1,194.08

  Total partnership units                    4,975.80      4,697.22
















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (A Review)


                                                         2002         2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $(414,349)   $(249,841)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures Trading Accounts      525,262      478,775
      Accrued interest receivable                         1,139        9,886
      U.S. Treasury Obligations                          (1,092)    (257,533)
      Accrued commissions payable                       (13,578)     (17,539)
      Management and incentive fees payable              (1,152)    (317,426)
      Accounting and auditing fees payable               (5,817)      (1,783)

          Net Cash Provided By (Used In)
           Operating Activities                          90,413     (355,461)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  47,031      308,398
  Syndication and registration costs                                  (7,468)
  Proceeds due from limited partners                    124,985      117,322
  Cash partner redemptions                             (189,748)     (27,591)

          Net Cash Provided By (Used In)
           Financing Activities                         (17,732)     390,661

NET INCREASE IN CASH                                     72,681       35,200

CASH
  Beginning of period                                    32,224          560

  End of period                                        $104,905      $35,760










                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 March 31, 2002
                                   (A Review)



Contracts                                                         Value

           United States Commodity Futures Position Held Long

    20     April '02 Gas Oil                                  $    34,000
    20     May '02 Soybean Meal                                     8,200
    21     May '02 Soybeans                                        29,663
    60     May '02 Crude Oil                                      109,040
    40     May '02 NY #2 Heating Oil                               54,747
    60     June '02 Gold                                           27,000
    65     June '02 Mexican Peso                                   34,937

             Total United States Commodity Futures Positions      297,587



           Japanese Commodity Futures Positions, Held Long

    40     February '03 Gold                                        3,619
    20     March '03 Corn                                           1,508

             Total Japanese Commodity Futures Positions             5,127

               Total Commodity Futures Positions Held Long        302,714



           United States Commodity Futures Positions, Sold Short

    20     June '02 U.S. Treasury Bonds                            (8,750)
    20     June '02 10-Year Treasury Notes                         (4,063)
    20     June '02 2-Year Treasury Notes                           7,188
    22     May '02 Corn                                             8,800
    20     April '02 Live Cattle                                    3,400
    41     June'02 Lean Hogs                                       35,260

             Total  United States Commodity Futures Positions      41,835







                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 March 31, 2002
                                   (A Review)


Contracts                                                         Value

           European Commodity Futures Positions, Sold Short

    43     June '02 5-Year German Euro- Government Bond       $    43,046



           British Commodity Futures Positions, Sold Short

    40     June '02 Long Gilt                                       8,176

               Total Commodity Futures Positions Sold Short        93,057



           Net Commodity Futures Positions                        395,771


3,200,000  United States Treasury Bills                         3,186,451


           Cash in Trading Accounts

             United States Markets                              1,473,846
             Canadian Markets                                     (33,784)
             Euro Dollar Markets                                  358,331
             British Pound Markets                                 78,549
             Japanese Yen Markets                                   4,152
             Australian Dollar Markets                            (20,254)

             Total Cash in Trading Accounts                     1,860,840

               Total Investments                               $5,443,062











                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. is the general partner and commodity pool operator (CPO) of Atlas Futures Fund, Limited Partnership.
The commodity trading advisor (CTA) is Clarke Capital Management, who has the authority to trade so much of the Fund's equity as is allocated to it by the General Partner.

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




                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2002 and 2001.

2.      GENERAL PARTNER DUTIES

        The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, includes executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

        In addition, the general partners held a financial interest in the partnership until June 30, 2000, at which time the investment was redeemed.

3.      THE LIMITED PARTNERSHIP AGREEMENT

        The Limited Partnership Agreement provides, among other things, the following:

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


3.      THE LIMITED PARTNERSHIP AGREEMENT - CONTINUED

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

        4% if such request is received ten days prior to the last trading day of the sixth month after the date of the partner's investment in the Fund.

        3% if such request is received during the seventh to twelfth month after the investment

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




                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


4.      FEES - CONTINUED

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2002 AND 2001
                                   (A Review)


8.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at March 31. Open commodity contracts had gross contract value of $46,151,728 on long positions and $10,786,581 on short positions at March 31, 2001. Open commodity contracts had gross contract value of $9,930,482 on long positions and $20,136,027 on short positions at March, 2002.

        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at March 31, 2002 and 2001 was $395,771 and $456,828, respectively.