Form 10-Q
period 2002-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2002-08-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

Registrant's Telephone Number, Including Area Code (260) 833-1505
------------------------------------------------------------------------
Former Name, Address and Fiscal Year, if Changed, Since Last Report
No such changes occurred

     Indicate by check [X] whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No  [ ]


                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 10, 2001 and Supplement thereto dated June 21, 2002 until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	None

(b)	A Form 8-K was filed on August 7, 2002 to report the following:

        Item 5. Other Events and Regulation FD Disclosure.

        SUBSEQUENT EVENTS TO JUNE 30, 2002 FINANCIAL STATEMENTS

        On July 30, 2002, management discovered that certain expenses and fees for the period from inception of the Fund to June 30, 2002, including introducing broker commissions to an Affiliated Broker of the Fund General Partner and to Non-Affiliated Commodity Trading Advisors management fees were underpaid because of a calculation error by an independent accountant responsible for the preparation of the Fund original book entries. The Fund will pay the additional amount, estimated by management to be approximately two percent of Fund assets, to the Affiliated Broker and Non-Affiliated Commodity Trading Advisors in a lump sum during the third quarter of 2002. No interest will be paid by the Fund on the underpayment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: August 14, 2002




                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (A Review)























                                GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901



                            Frank L. Sassetti & Co.





To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




      We have reviewed the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2002 and the related statements of operations, partners' equity and cash flows for the three and six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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



/s/ Frank L. Sassetti & Co.

July 31, 2002
Oak Park, Illinois


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      JUNE 30, 2002 AND DECEMBER 31, 2001


                                     ASSETS

                                                     June 30
                                                       2002     December 31
                                                    (A Review)      2001

Cash (Note 7)                                     $    1,805     $   32,224
United States Treasury Obligations (Note 6)        3,186,299      3,185,359
Accrued interest receivable                            8,791         10,229
Due from limited partners                             29,715        124,985
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    1,535,262      2,659,778
  Net unrealized gains on open commodity
  futures contracts (Note 8)                         729,746        122,096

                                                  $5,491,618     $6,134,671


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $   10,823     $    2,803
  Accrued management fees payable                                    10,074
  Accrued accounting and auditing fees payable         3,000          8,542
  Sales commissions payable                            1,782         10,794
  Partner redemptions payable                         35,581

               Total Liabilities                      51,186         32,213


PARTNERS' CAPITAL
  Limited partners -
   ( 4,634.21 and 5,186.28 units)                  5,440,432      6,102,458
  General partner - (0 units) (Note 2)

               Total Partners' Capital             5,440,432      6,102,458

                                                  $5,491,618     $6,134,671








                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   Three       Six       Three       Six
                                   Months     Months     Months     Months
                                 Ended June Ended June Ended June Ended June
                                  30, 2002   30, 2002   30, 2001   30, 2001

REVENUES
  Realized gain (loss) from
   trading in futures             $  41,999  $(505,628) $(129,342) $ 637,984
  Realized gain (loss) on
   exchange rate fluctuation         47,901     39,566     (6,106)   (10,754)
  Changes in unrealized gains
   (losses) on open commodity
   futures contracts                333,975    607,650   (120,231)(1,038,755)
  Interest income                    19,609     40,776     48,893    111,437
  Redemption penalty                  1,747      3,256        620      1,724

      Total Revenues                445,231    185,620   (206,166)  (298,364)

EXPENSES
  Commissions                        92,802    200,146    107,189    214,016
  Management fees                    25,616     54,199     27,398     54,243
  Professional accounting and
   legal fees                        11,929     30,490     11,630     33,855
  Other operating and
   administrative expenses               88        338        336      2,082

      Total Expenses                130,435    285,173    146,553    304,196

NET INCOME (LOSS)                  $314,796  $ (99,553) $(352,719) $(602,560)

NET INCOME  (LOSS) -
  Limited partnership unit         $  63.79  $  (19.85) $  (74.87) $ (129.85)

  General partnership unit         $         $          $          $













                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

Beginning balance-
December 31               $6,102,458     5,186.28   $5,557,782     4,434.40

Partner additions            134,179       119.33      500,598       428.74

Partner withdrawals         (696,652)     (671.40)    (138,707)     (122.80)

Syndication costs paid                                 (12,818)

Net Loss                     (99,553)                 (602,560)

Ending Balance - June 30  $5,440,432     4,634.21   $5,304,295     4,740.34





                                               2002         2001

  Value per unit                            $1,173.97    $1,118.97

  Total partnership units                    4,634.21     4,740.34

















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

Beginning balance-
March 31                  $5,481,610     4,975.80   $5,608,871     4,697.22

Partner additions             87,148        78.24      192,200       165.92

Partner withdrawals         (443,122)     (419.83)    (138,707)     (122.80)

Syndication costs paid                                  (5,350)

Net Income (Loss)            314,796                  (352,719)

Ending Balance - June 30  $5,440,432     4,634.21   $5,304,295     4,740.34





                                               2002         2001

  Value per unit                            $1,173.97    $1,118.97

  Total partnership units                    4,634.21     4,740.34

















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                             STATEMENT OF CASH FLOWS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (A Review)

                                      Three     Six       Three     Six
                                      Months   Months     Months   Months
                                      Ended    Ended      Ended    Ended
                                       June 30, 2002       June 30, 2001
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income (loss)                 $314,796  $(99,553) $(352,719) $(602,560)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities
    Changes in operating assets and
     liabilities
      Equity in Commodity Futures
       Trading Accounts               (8,396)  516,866    296,447    775,222
      Accrued interest receivable        299     1,438      8,498     18,384
      U.S. Treasury Obligations          152      (940)   (12,652)  (270,185)
      Prepaid Expense                                         (87)       (87)
      Accrued commissions payable     12,586      (992)       163    (17,376)
      Management and incentive
       fees payable                   (8,922)  (10,074)       450   (316,976)
      Accounting and auditing
       fees payable                      275    (5,542)      (235)    (2,018)

         Net Cash Provided By
          (Used In) Operating
          Activities                 310,790   401,203    (60,135)  (415,596)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions               57,433   134,179    192,200    500,598
  Syndication and registration costs                       (5,350)   (12,818)
  Proceeds due from limited partners            95,270    (61,680)    55,642
  Cash partner redemptions          (471,323) (661,071)   (62,025)   (89,616)

         Net Cash Provided By
          (Used In) Financing
          Activities                (413,890) (431,622)    63,145    453,806

NET INCREASE (DECREASE) IN CASH     (103,100)  (30,419)     3,010     38,210

CASH
  Beginning of period                104,905    32,224     35,760        560

  End of period                     $  1,805  $  1,805  $  38,770  $  38,770

                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2002
                                   (A Review)


Contracts  (All securities are from U.S. markets)                 Value

           Commodity Futures Positions, Held Long

    18     Sept '02 10 - Year Treasury Notes                  $    35,578
    18     Sept '02  5- Year Treasury Notes                        28,688
    56     Sept ' 02 2 -Year Treasury Notes                        70,188
    18     Dec' 02 Soybean Meal                                     9,000
    55     Sept '02 New York Cocoa                                 21,150
    18     Sept '02 British Pound                                  78,975
    37     Sept '02 Swiss Franc                                   123,875
    37     Sept '02 European Currency Unit                        174,275
    36     Dec '02 Eurodollar                                      60,750

               Total United States Commodity Futures Positions    602,479

           European Commodity Futures Positions, Held Long

    36     Sept '02 2 - Year German Euro Schatz                    18,108
    54     Sept '02 10 - Year German Euro Bund                     44,028

               Total European Commodity Futures Positions          62,136

           British Commodity Futures Positions, Held Long

    74     Dec '02 Short Sterling                                  20,872
    18     Sept '02 Long Gilt                                      26,076

               Total British Commodity Futures Positions           46,948


                    Total Commodity Futures Positions         $   711,563













                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2002
                                   (A Review)


           United States Commodity Futures Positions, Sold Short

    19     Aug '02 Live Cattle                                $    (7,030)
    18     Sept '02 New York Coffee                                18,900

               Total United States Commodity Futures Positions     11,870

           Japanese Commodity Futures Positions, Sold Short

    43     July '02 Raw Sugar                                       6,313

               Total Commodity Futures Positions Sold Short        18,183

           Net Commodity Futures Positions                        729,746

$3,200,000 United States Treasury Bills                         3,186,299

           Cash in Trading Accounts

               United States Markets                            1,211,761
               Canadian Markets                                   (35,484)
               Euro Dollar Markets                                427,074
               British Pound Markets                              (34,189)
               Japanese Yen Markets                                (4,475)
               Australian Dollar Markets                          (29,425)

               Total Cash in Trading Accounts                   1,535,262

                    Total Investments                          $5,451,307
















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three and six months ended June 30, 2002 and 2001.

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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






                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


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





                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001
                                   (A Review)


7.    CONCENTRATIONS

      The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at June 30. Open commodity contracts had gross contract value of $59,123,308 on long positions and $937,241 on short positions at June 30, 2002. Open commodity contracts had gross contract value of $3,110,909 on long positions and $21,571,400 on short positions at June 30, 2001.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at June 30, 2002 and 2001 was $729,746 and $336,597, respectively.

8.    SUBSEQUENT EVENTS

      On July 30, 2002, it was discovered that certain expenses and fees, including initiating broker commissions and commodity trading advisor management fees were underpaid due to a calculation error. The Fund will pay the additional amount in the third quarter when the actual amount is determined. No interest will be charged on the underpayment.