Form 10-Q
period 2002-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2002-11-18
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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


                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the third quarter ended September 30, 2002, and audited results for the calendar year 2001 are attached hereto and made a part hereof.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)	None

(b)	None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: November 15, 2002


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)























                                GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901




Frank L. Sassetti & Co.



To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




      We have reviewed the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2002 and the related statements of operations, partners' equity and cash flows for the three and nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Partnership's management.

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



/s/ Frank L. Sassetti & Co.

November 5, 2002
Oak Park, Illinois


                                 BALANCE SHEETS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                     ASSETS

                                                      Sep 30
                                                       2002     December 31
                                                    (A Review)      2001

Cash (Note 7)                                     $    1,805     $   32,224
Cash and cash equivalents (Note 7)                $   61,473     $   32,224
United States Treasury Obligations (Note 6)        3,187,148      3,185,359
Accrued interest receivable                            9,947         10,229
Due from limited partners                             89,781        124,985
Prepaid trading commissions                            1,890
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    2,511,585      2,659,778
  Net unrealized gains on open commodity
   futures contracts (Note 8)                        888,189        122,096

                                                  $6,750,013     $6,134,671


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $              $    2,803
  Accrued management fees payable                                    10,074
  Accrued accounting and auditing fees payable         8,600          8,542
  Sales commissions payable                            3,000         10,794
  Accrued incentive fees payable                     269,367

             Total Liabilities                       280,967         32,213


PARTNERS' CAPITAL
  Limited partners - (4,699.63 and 5,186.28 units) 6,469,046      6,102,458
  General partner - (0 units) (Note 2)

             Total Partners' Capital               6,469,046      6,102,458

                                                  $6,750,013     $6,134,671











                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   Three       Nine       Three      Nine
                                   Months     Months     Months     Months
                                  Ended Sep  Ended Sep  Ended Sep  Ended Sep
                                  30, 2002   30, 2002   30, 2001   30, 2001

REVENUES
  Realized gain from trading in
   futures                       $1,313,395  $ 807,767  $  76,134  $ 714,118
  Realized gain (loss) on
   exchange rate fluctuation          2,550     42,116      6,872     (3,882)
  Changes in unrealized gains
   (losses) on open commodity
   futures contracts                158,443    766,093     10,286 (1,028,469)
  Interest income                    23,004     63,780     41,070    152,507
  Redemption penalty                    667      3,923      1,916      3,640

         Total Revenues           1,498,059  1,683,679    136,278   (162,086)

EXPENSES
  Commissions                       232,589    432,735    105,834    319,850
  Incentive fees                    269,367    269,367
  Management fees                    30,934     85,133     27,287     81,530
  Professional accounting and
   legal fees                        23,416     53,906     14,139     47,994
  Other operating and
   administrative expenses              625        963        422      2,504

         Total Expenses             556,931    842,104    147,682    451,878

NET INCOME (LOSS)                $  941,128  $ 841,575  $ (11,404) $(613,964)

NET INCOME  (LOSS) -
  Limited partnership unit       $   203.09  $  173.50  $   (2.41) $ (131.53)

  General partnership unit       $           $          $          $












                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units
Beginning balance-
December 31               $6,102,458     5,186.28   $5,557,782     4,434.40

Partner additions            393,536       316.95      577,377       494.49

Partner withdrawals         (863,273)     (803.60)    (202,967)     (177.47)

Syndication costs paid        (5,250)                  (24,501)

Net income                   841,575                  (613,964)

Ending Balance -
September 30              $6,469,046     4,699.63   $5,293,727     4,751.42





                                             2002           2001

  Value per unit                          $1,376.50      $1,114.14

  Total partnership units                  4,699.63       4,751.42

















                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (A Review)




                                    2002                      2001

                             Amount       Units        Amount       Units

Beginning balance-
June 30                   $5,440,432     4,634.21   $5,304,295     4,740.34

Partner additions            259,358       197.62       76,779        65.75

Partner withdrawals         (166,622)     (132.20)     (64,260)      (54.67)

Syndication costs paid        (5,250)                  (11,683)

Net Income (Loss)            941,128                   (11,404)

Ending Balance -
September 30              $6,469,046     4,699.63   $5,293,727     4,751.42





                                             2002           2001

  Value per unit                          $1,376.50      $1,114.14

  Total partnership units                  4,699.63       4,751.42
















                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (A Review)

                                      Three     Nine      Three     Nine
                                      Months   Months     Months   Months
                                      Ended    Ended      Ended    Ended
                                       Sep 30, 2002        Sep 30, 2001
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income (loss)                 $941,128  $841,575  $ (11,404) $(613,964)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities
    Changes in operating assets
     and liabilities
      Equity in Commodity Futures
       Trading Accounts           (1,134,766) (617,900)  (280,978)   494,244
      Accrued interest receivable     (1,156)      282      1,578     19,962
      U.S. Treasury Obligations         (849)   (1,789)   295,951     25,766
      Prepaid expense                 (1,890)   (1,890)        87
      Accrued commissions payable     (9,605)  (10,597)     2,708    (14,668)
      Management and incentive
       fees payable                  269,367   259,293        207   (316,769)
      Accounting and auditing
       fees payable                    5,600        58      6,225      4,207

   Net Cash Provided By
   (Used In) Operating Activities     67,829   469,032     14,374   (401,222)

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions              199,292   428,740     93,640    649,880
  Syndication and registration
   costs                              (5,250)   (5,250)   (11,683)   (24,501)
  Cash partner redemptions          (202,203) (863,273)  (119,574)  (209,190)

  Net Cash Provided By
   (Used In) Financing Activities     (8,161) (439,783)   (37,617)   416,189

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                59,668    29,249    (23,243)    14,967

CASH AND CASH EQUIVALENTS
  Beginning of period                  1,805    32,224     38,770        560

           End of period           $  61,473  $ 61,473  $  15,527  $  15,527

                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               September 30, 2002
                                   (A Review)

Contracts                                                 Value      Percent

     United States Commodity Futures Positions, Held Long

21   Dec' 02 U.S. Treasury Bond                          $103,523      1.57%
56   Dec' 02  10 - Year Treasury Notes                    238,875      3.63
40   Dec' 02  5 - Year Treasury Notes                     110,156      1.67
22   Dec' 02  2 - Year Treasury Notes                      45,641      0.69
22   Dec' 02  Wheat                                       (11,550)    (0.18)
40   Dec' 02  New York Cocoa                              127,190      1.93
22   Mar' 03  New York Sugar                               (1,736)    (0.03)
21   Nov' 02  Crude Oil                                    13,860      0.21
23   Dec' 02  New York Gold                                (1,380)    (0.02)
23   Dec' 02  British Pound                                (2,875)    (0.04)
46   Dec' 02  Swiss Franc                                   2,013      0.03
23   Dec' 02  European Currency Unit                      (10,063)    (0.15)
87   Mar' 03  Eurodollar                                   58,213      0.88
21   Dec' 02  Gas Oil                                      45,150      0.69
44   Nov' 02  Brent Crude                                  (2,260)    (0.03)

  Total United States Commodity Futures Positions         714,757     10.85

     Australian Commodity Futures Positions, Held Long

23   Dec' 02  Australian Bill                                 601      0.01
69   Dec' 02  3 - Year Australian Treasury Bond

        Total Australian Commodity Futures Positions          601      0.01

     European Commodity Futures Positions, Held Long

43   Mar' 03  Euribar                                      45,346      0.69
44   Dec' 02  2 - Year German Euro Schatz                  26,936      0.41
22   Dec' 02  10 - Year German Euro Bund                   39,535      0.60

        Total European Commodity Futures Positions        111,817      1.70%










                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               September 30, 2002
                                   (A Review)

Contracts                                                 Value      Percent

     British Commodity Futures Positions, Held Long

45   Mar' 03  Short Sterling                             $ 10,144      0.15%
22   Dec' 02  Long Gilt                                    45,581      0.69

           Total British Commodity Futures Positions       55,725      0.84

     Japanese Commodity Futures Positions, Held Long

8    Mar' 03  KCE Chicks                                    2,759      0.04

           Total Japanese Commodity Futures Positions       2,759      0.04

           Total Commodity Futures Positions              885,659     13.44

     United States Commodity Futures Positions, Sold Short

23   Dec' 02  Soybean Meal                                  2,530      0.04

           Total Commodity Futures Positions Sold Short     2,530      0.04

               Net Commodity Futures Positions            888,189     13.48%






















                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               September 30, 2002
                                   (A Review)

 Maturity
   Value                                                 Value      Percent

$3,200,000      United States Treasury Bills          $3,187,148     48.39%

                Cash in Trading Accounts

                   United States Markets               1,855,642      28.17
                   Canadian Markets                      (33,924)     (0.52)
                   Euro Dollar Markets                   611,301       9.28
                   British Pound Markets                 141,330       2.15
                   Japanese Yen Markets                  (17,828)     (0.27)
                   Australian Dollar Markets             (44,936)     (0.68)

                   Total Cash in Trading Accounts      2,511,585      38.13

                       Total Investments              $6,586,922     100.00%





























                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)


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






                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the three and nine months ended September 30, 2002 and 2001.

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





                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)


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








                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)


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





                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001
                                   (A Review)


7.    CONCENTRATIONS

      The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values at September 30. Open commodity contracts had gross contract value of $93,764,073 on long positions and $396,060 on short positions at September 30, 2002. Open commodity contracts had gross contract value of $2,586,066 on long positions and $4,031,682 on short positions at December 31, 2001.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2002 and December 31, 2001 was $888,189 and $122,096,
respectively.