Form 10-K
period 2002-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2003-03-31
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2002
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

                                  (260) 833-1306
                                  --------------
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1998, 1999, 2000 and 2001at Registration No. 333-61217.

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

The trades for the Fund are selected and placed with the futures commission merchant, i.e., broker, for the account of the Fund by one or more commodity trading advisors ("CTAs") selected by the General Partner of the Fund. Currently, and since the inception of trading, the Fund account has been traded by Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521 (630) 323-5913 as the sole CTA. The books and records of the CTA are kept and are available for inspection by the Partners at its office. The CTA is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty percent (20%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference.

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

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the commodity trading advisor or any of their Affiliates, directors or officers. The futures commission merchant, Refco, LLC, does have litigation material to it which is unrelated to us.

Neither Refco, Inc. or any of its principals have been the subject of any administrative, civil, or criminal action, whether pending, on appeal, or concluded, within the preceding five years that Refco would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, or the CFTC, except as follows.

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

Refco has assured the general partner that the events that preceded and the entry of the above-described settlement were not material to the clearing and execution services it rendered to us in the past or that it expects to render to us in the future.
The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

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

                                    PART II

Item 5.  Market for Registrant's Limited PartnershipUnits

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2002 to December 31, 2002.

                                                              2002

Realized Gain (Loss) From Trading In Futures             $  202,558
Change in Unrealized Gains (Losses) on Open Contracts     1,061,861
Interest Income                                              82,435
Management Fees                                             111,992
Incentive Fees                                              269,367
Net Income (Loss)                                           544,463
General Partner Capital                                           0
Limited Partner Capital                                   6,200,090
Total Partnership Capital                                 6,200,090
Net Income (Loss) Per Limited Partner Unit                   112.92
Net Income (Loss) per General Partner Unit                        0
Net Asset Value Per Unit At End of Year                    1,311.50

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of partnership interests by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001 and 2002 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Partnership. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

The Partnership financial statements as of December 31, 2002, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Ms. Shira Del Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Ms. Shira Del Pacult, age 46, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Ms. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Ms. Pacult is also a registered representative with Futures Investment Company, the broker dealer which serves as underwriter of the "best efforts" offering of the Units.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the partnership:

Name                          Percent Ownership

Albert W. Overhauser                  8.53%
Harry Briscoe                         9.14%

(b) As of December 31, 2002, the General Partner owned no Units of Limited Partnership interests.

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

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. Financial Statements

See Index to Financial Statements for the period ended December 31, 2002.

The Financial Statements begin on page F-1.

(b)  2. Financial Schedules

Not applicable, not required, or included in the Financial Statements.

(c)  3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)  Reports on Form 8-K:  Report on Form 8-K filed August 6, 2002

(e)  Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                          Atlas Futures Fund, Limited Partnership
                                     By Ashley Capital Management, Inc.
                                     Its General Partner


Date: March 27, 2003                 By: /s/ Shira Del Pacult
                                     Ms. Shira Del Pacult
                                     Sole Director, Sole Shareholder
                                     President and Treasurer


Date: March 27, 2003                 By: /s/ Shira Del Pacult
                                     Ms. Shira Del Pacult
                                     General Partner

********************************************************************************


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                  YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000

                        (With Auditors' Report Thereon)






















                                GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                       Dover, Kent County, Delaware 19901
















INDEPENDENT AUDITORS' REPORT

                              We have audited the accompanying balance
sheets, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.


Accountants:                            Frank L. Sassetti & Co.
                                        Certified Public Accountants


Date:   February 11, 2003               By: /s/ Frank L. Sassetti & Co.
                                        Frank L. Sassetti & Co.
                                        Certified Public Accountants


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                       2002         2001


Cash (Note 7)                                     $  111,876     $   32,224
United States Treasury Obligations (Note 6)        3,190,667      3,185,359
Accrued interest receivable                            6,860         10,229
Prepaid trading commissions                              252
  Due from limited partners                                         124,985
Equity in Commodity Futures Trading Accounts -
    Cash (Note 6)                                  1,785,556      2,659,778
  Net unrealized gain on open commodity futures
    contracts (Note 8)                             1,183,957        122,096

                                                  $6,279,168     $6,134,671


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued trading commissions payable             $              $    2,803
  Accrued management fees payable                                    10,074
  Accrued accounting and auditing fees payable         6,500          8,542
  Sales commissions payable                                          10,794
  Partner redemption payable                          72,578

          Total Liabilities                           79,078         32,213


PARTNERS' EQUITY
  Limited partners - (4,727.47 and 5,163.32 units) 6,200,090      6,102,458
  General partner - (0 units)

          Total Partners' Equity                   6,200,090      6,102,458

                                                  $6,279,168     $6,134,671









                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                             2002        2001       2000

REVENUES
    Realized gain from trading in futures $ 202,558 $1,220,627 $ 356,986 Realized gain/(loss) on exchange rate
     fluctuation (Note 8)                     82,092     (5,679)      1,600
    Changes in unrealized gain/(loss) on
     open commodity futures contracts      1,061,861 (1,253,256)  1,371,772
    Interest income                           82,435    182,304     162,762
    Redemption penalty (Note 3)                4,761      4,947       9,567

               Total Revenues              1,433,707    148,943   1,902,687


EXPENSES
    Commissions (Note 3)                     439,971    298,949     171,976
    Management fees (Note 3)                 111,992    110,751     104,921
    Incentive fees (Note 3)                  269,367                390,501
    Professional accounting and legal fees 66,669 58,991 39,496 Other operating and administrative
     expenses                                  1,245      2,824       5,456

               Total Expenses                889,244    471,515     712,350

NET INCOME (LOSS)                         $  544,463 $ (322,572) $1,190,337

NET INCOME (LOSS)-
    Limited partnership unit              $   112.92 $   (68.51) $   361.85

    General partnership unit              $          $           $    97.04















                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                    LIMITED PARTNERS  GENERAL PARTNERS TOTAL PARTNERS' EQUITY
                      Amount   Units   Amount   Units      Amount   Units
Balance -
Dec 31, 1999     $1,659,249 1,738.59 $   50,243    52.64 $1,709,492 1,791.23

Addition -
of 3092.404 units 3,138,897 3,092.41                      3,138,897 3,092.41

Syndication
costs paid          (16,864)                                (16,864)

Withdrawal -
of 449.237 units   (409,154) (396.60)   (54,926)  (52.64)  (464,080) (449.24)

Net income (loss) 1,185,654               4,683           1,190,337

Balance -
Dec 31, 2000      5,557,782 4,434.40                      5,557,782 4,434.40

Addition - of
1,233.673 units   1,466,150 1,233.67                      1,466,150 1,233.67

Syndication
costs paid          (24,501)                                (24,501)

Withdrawal -
of 504.754 units   (574,401) (504.75)                      (574,401) (504.75)

Net income (loss)  (322,572)                               (322,572)

Balance -
Dec 31, 2001      6,102,458 5,163.32                      6,102,458 5,163.32

Addition -
of 533.744 units    631,659   533.74                        631,659   533.74

Syndication
costs paid           (5,250)                                 (5,250)

Withdrawal -
of 969.593 units (1,073,240) (969.59)                    (1,073,240) (969.59)

Net income (loss)   544,463                                 544,463

Balance -
Dec 31, 2002     $6,200,090 4,727.47 $                   $6,200,090 4,727.47

                               December 31,      December 31,   December 31,
                                   2002              2001           2000

  Value per unit                $1,311.50         $1,181.89      $1,253.33

  Total partnership units        4,727.47          5,163.32       4,434.40


                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                             2002        2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                    $  544,463  $ (322,572) $1,190,337
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities -
    Changes in operating assets and
     liabilities -
      Equity in Commodity Futures
        Trading Accounts                 (187,639)   (219,368) (1,768,461)
        Accrued interest receivable         3,369      26,172     (29,904)
        U.S. Treasury Obligations          (5,308)     14,199  (2,508,449)
        Accrued commissions payable       (13,849)    (12,288)      3,864
        Management and incentive fees
         payable                          (10,074)   (316,003)    312,002
        Accounting and auditing fees
         payable                           (2,042)      4,349       2,716

          Net Cash Provided By (Used In)
           Operating Activities           328,920    (825,511) (2,797,895)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                   756,644   1,483,668   3,189,059
  Syndication and registration costs       (5,250)    (24,501)    (16,864)
  Partner cash redemptions             (1,000,662)   (601,992)   (436,489)

  Net Cash Provided By (Used In)
   Financing Activities                  (249,268)    857,175   2,735,706

NET INCREASE (DECREASE) IN CASH            79,652      31,664     (62,189)

CASH
  Beginning of period                      32,224         560      62,749

  End of period                        $   111,876 $   32,224 $       560









                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002


Contracts                                                 Value      Percent

     United States Commodity Futures Positions, Held Long

42   March '03 US Treasury Bond                          $ 17,719      0.29%
42   March '03 10-Year Treasury Notes                      32,813      0.53
41   March '03 5-Year Treasury Notes                       54,484      0.88
83   March '03 2-Year Treasury Notes                       79,281      1.29
21   March '03 New York Sugar                               1,176      0.02
21   February '03 New York Unleaded Gas                   (36,427)    (0.59)
21   February '03 New York #2 Heating Oil                 (45,335)    (0.74)
21   March '03 New York Cotton                             (4,350)    (0.07)
21   March '03 New York Silver                              5,360      0.09
41   February '03 New York Gold                            75,420      1.22
41   March '03 British Pound                               48,800      0.79
102  March '03 Swiss Franc                                366,275      5.95
81   March '03 Euro Foreign Exchange                      359,588      5.84
106  March '03 Eurodollar                                  16,788      0.27
21   January '03 Gas Oil                                  (17,325)    (0.28)
21   February '03 Brent Crude                              22,680      0.37

       Total United States Commodity Futures Positions    976,947     15.86

     Australian Commodity Futures Positions, Held Long

21   March '03 90 Day Australian Bill                         857      0.01
42   March '03 3-Year Australian Treasury Bond              7,027      0.12

       Total Australian Commodity Futures Positions         7,884      0.13

     European Commodity Futures Positions, Held Long

40   March '03 Euribor                                     12,838      0.21
21   March '03 2-Year German Euro Schatz                    4,622      0.08
20   March '03 10-Year German Euro Bund                    34,794      0.56

       Total European Commodity Futures Positions          52,254      0.85









                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               December 31, 2002



Contracts                                                 Value      Percent

     British Commodity Futures Positions, Held Long

61   June '03 Short Sterling                             $ 12,933      0.21%
41   March '03 Long Gilt                                   42,788      0.69

       Total British Commodity Futures Positions           55,721      0.90

     Japanese Commodity Futures Positions, Held Long

21   April '03 Rubber                                       2,658      0.04
22   October '03 Gold                                      20,053      0.33

       Total Japanese Commodity Futures Positions          22,711      0.37

         Total Commodity Futures Positions Held Long    1,115,517     18.11


     United States Commodities Futures Positions, Sold Short

20   March '03 New York Coffee                             64,125      1.04
21   March '03 Mexican Peso                                 4,938      0.08

       Total United States Commodity Futures Positions     69,063      1.12

     Japanese Commodity Futures Positions, Sold Short

21   March '03 Euro Yen                                      (623)    (0.01)

         Total Commodity Futures Positions Sold Short      68,440      1.11

           Net Commodity Futures Positions              1,183,957     19.22












                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               December 31, 2002



Maturity
   Value                                                 Value      Percent

$3,200,000      United States Treasury Bills          $3,190,667     51.80%

                Cash in Trading Accounts

                  United States Markets                1,163,497     18.89
                  Canadian Markets                       (34,209)    (0.55)
                  Eurodollar Markets                     676,612     10.98
                  British Pound Markets                   84,526      1.37
                  Japanese Yen Markets                   (35,561)    (0.58)
                  Australian Dollar Markets              (69,309)    (1.13)

                    Total Cash in Trading Accounts     1,785,556     28.98

                      Total Investments               $6,160,180    100.00%




























                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2001



Contracts                                                 Value      Percent

     United States Commodity Futures Position, Held Long

21   March '02 Mexican Peso                              $  4,462      0.07%

     Japanese Commodity Futures Positions, Held Long

69   October '02 Gold                                      25,237      0.42
46   October '02 Platinum                                  45,305      0.76
46   November '02 Corn                                     13,320      0.22

       Total Japanese Commodity Futures Positions          83,862      1.40

         Total Commodity Futures Positions Held Long       88,324      1.47

     United States Commodity Futures Positions, Sold Short

23   March '02 Corn                                         5,750      0.10
23   March '02 Soybeans                                     6,325      0.11
23   February '02 New York #2 Heating Oil                  19,996      0.34

       Total United States Commodity Futures Positions      32,071      0.55

     Australian Commodity Futures Positions Sold Short

23   March '02 90 Day Australian Bill                        1,701      0.03

         Total Commodity Futures Positions Sold Short       33,772      0.58

           Net Commodity Futures Positions                 122,096      2.05














                  The accompanying notes are an integral part
                          of the financial statement


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                        DECEMBER 31, 2002, 2001 AND 2000


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. There were no cash equivalents as of December 31, 2002, 2001 and 2000. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2002, 2001 and 2000.

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

                        DECEMBER 31, 2002, 2001 AND 2000


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

                        DECEMBER 31, 2002, 2001 AND 2000


4.    FEES - CONTINUED

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $131,740,781, $2,586,066 and $81,103,765 on long positions as of December 31,
2002, 2001 and 2000, respectively. Open commodity contracts had gross contract value of $5,938,242, $4,031,682 and $7,068,373 on short positions as of December 31, 2002, 2001 and 2000, respectively.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at December 31, 2002, 2001 and 2000 was $1,183,957, $122,096 and $1,375,352,
respectively.