Form 10-Q
period 2003-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2003-05-21
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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


                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the first quarter ended March 31, 2003, and audited results for the calendar year 2002 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 10, 2001 and Supplement thereto dated February 25, 2003 until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: May 15, 2003

*******************************************************************************



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 2003 AND 2002
                                  (A Review)























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




        We have reviewed the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of March 31, 2003 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2002 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.
Frank L. Sassetti & Co.

May 2, 2003
Oak Park, Illinois


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2003 AND DECEMBER 31, 2002

                                    ASSETS
                                                      March 31,
                                                        2003      Dec 31,
                                                      (A Review)   2002

Cash (Note 7)                                      $      201    $  111,876
United States Treasury Obligations (Note 6)         3,988,625     3,190,667
Accrued interest receivable                             8,962         6,860
Prepaid trading commissions                             6,955           252
Due from limited partners                             136,400
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                     3,664,641     1,785,556
  Net unrealized gain on open commodity futures
   contracts (Note 8)                                   2,860     1,183,957

                                                   $7,808,644    $6,279,168


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued management fees payable                  $   12,620    $
  Accrued incentive fees payable                      366,519
  Accrued accounting and auditing fees payable          8,275         6,500
  Sales commissions payable                             4,980
  Partner redemptions payable                         894,195        72,578

           Total Liabilities                        1,286,589        79,078


PARTNERS' EQUITY
  Limited partners - (4,102.88 and 4,727.47 units)  6,522,055     6,200,090
  General partner - (0 units)

           Total Partners' Equity                   6,522,055     6,200,090

                                                   $7,808,644    $6,279,168










                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)


                                                         2003         2002

REVENUES
  Realized gain (loss) on trading futures             $3,015,220 $  (547,627)
  Realized gain (loss) on exchange rate fluctuations      22,334      (8,335)
  Change in unrealized (loss) gain on open commodity
   futures contracts                                  (1,181,098)    273,675
  Interest income                                         18,005      21,167
  Redemption penalty                                         735       1,509

           Total Revenues                              1,875,196    (259,611)


EXPENSES
  Commissions                                            152,753     107,344
  Incentive fees                                         366,519
  Management fees                                         33,442      28,583
  Professional accounting and legal fees                  31,927      18,561
  Other operating and administrative expenses                630         250

           Total Expenses                                585,271     154,738

           NET INCOME (LOSS)                          $1,289,925 $  (414,349)

NET INCOME (LOSS)
  Limited partnership unit                            $   278.00 $    (81.34)

  General partnership unit                            $          $

















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)




                                          2003                  2002

                                    Amount     Units     Amount      Units

Beginning balance - December 31   $6,200,090  4,727.47  $6,102,458  5,163.32

Partner additions                    181,420    112.66      47,031     41.82

Partner withdrawals               (1,149,380)  (737.25)   (253,530)  (229.34)

Net Income (Loss)                  1,289,925              (414,349)

Ending Balance - March 31         $6,522,055  4,102.88  $5,481,610  4,975.80





                                                       2002           2002

  Value per unit                                    $1,589.63      $1,101.65

  Total partnership units                            4,102.88       4,975.80




















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (A Review)



                                                         2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $1,289,925  $  (414,349)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities -
    Changes in operating assets and liabilities -
      Equity in Commodity Futures Trading Accounts     (697,988)     525,262
      Accrued interest receivable                        (2,102)       1,139
      U.S. Treasury Obligations                        (797,958)      (1,092)
      Accrued commissions payable                        (1,723)     (13,578)
      Management and incentive fees payable             379,139       (1,152)
      Accounting and auditing fees payable                1,775       (5,817)

              Net Cash Provided By
               Operating Activities                     171,068       90,413

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  45,020      172,016
  Partner cash redemptions                             (327,763)    (189,748)

              Net Cash Used In
               Financing Activities                    (282,743)     (17,732)

NET (DECREASE) INCREASE IN CASH                        (111,675)      72,681

CASH
  Beginning of period                                   111,876       32,224

  End of period                                      $      201  $   104,905














                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2003



Contracts                                                Value      Percent

          United States Commodity Futures Position,
          Held Long

52        May '03 Soybean Meal                         $  (14,690)   (0.19) %

          Total Commodity Futures Positions Held Long     (14,690)   (0.19)

          United States Commodity Futures Positions,
          Sold Short

24        July '03 Kansas Wheat                            28,200     0.37
26        May '03 New York Silver                          (1,300)   (0.02)

          Total United States Commodity Futures
          Positions                                        26,900     0.35

          Australian Commodity Futures Positions
          Sold Short

25        June '03 3-Year Australian Treasury Bond         (9,350)   (0.12)

          Total Commodity Futures Positions Sold Short     17,550     0.23

          Net Commodity Futures Positions                   2,860     0.04



















                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2003



Maturity
  Value                                                  Value      Percent

$4,000,000  United States Treasury Bills               $3,988,625    52.10  %


            Cash in Trading Accounts

              United States Markets                     2,628,226    34.33
              Canadian Markets                            (36,636)   (0.48)
              Eurodollar Markets                          995,544    13.00
              British Pound Markets                       130,442     1.70
              Japanese Yen Markets                         20,090     0.26
              Australian Dollar Markets                   (73,025)   (0.95)

            Total Cash in Trading Accounts              3,664,641    47.86

            Total Investments                          $7,656,126   100.00 %



























                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002



Contracts                                                    Value   Percent

          United States Commodity Futures Positions,
          Held Long

42        March '03 US Treasury Bond                        $ 17,719   0.29 %
42        March '03 10-Year Treasury Notes                    32,813   0.53
41        March '03 5-Year Treasury Notes                     54,484   0.88
83        March '03 2-Year Treasury Notes                     79,281   1.29
21        March '03 New York Sugar                             1,176   0.02
21        February '03 New York Unleaded Gas                 (36,427) (0.59)
21        February '03 New York #2 Heating Oil               (45,335) (0.74)
21        March '03 New York Cotton                           (4,350) (0.07)
21        March '03 New York Silver                            5,360   0.09
41        February '03 New York Gold                          75,420   1.22
41        March '03 British Pound                             48,800   0.79
102       March '03 Swiss Franc                              366,275   5.95
81        March '03 Euro Foreign Exchange                    359,588   5.84
106       March '03 Eurodollar                                16,788   0.27
21        January '03 Gas Oil                                (17,325) (0.28)
21        February '03 Brent Crude                            22,680   0.37

          Total United States Commodity Futures Positions    976,947  15.86

          Australian Commodity Futures Positions, Held Long

21        March '03 90 Day Australian Bill                       857   0.01
42        March '03 3-Year Australian Treasury Bond            7,027   0.12

          Total Australian Commodity Futures Positions         7,884   0.13

          European Commodity Futures Positions, Held Long

40        March '03 Euribor                                   12,838   0.21
21        March '03 2-Year German Euro Schatz                  4,622   0.08
20        March '03 10-Year German Euro Bund                  34,794   0.56

          Total European Commodity Futures Positions          52,254   0.85







                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002



Contracts                                                    Value   Percent

          British Commodity Futures Positions, Held Long

61        June '03 Short Sterling                           $ 12,933   0.21 %
41        March '03 Long Gilt                                 42,788   0.69

          Total British Commodity Futures Positions           55,721   0.90

          Japanese Commodity Futures Positions, Held Long

21        April '03 Rubber                                     2,658   0.04
22        October '03 Gold                                    20,053   0.33

          Total Japanese Commodity Futures Positions          22,711   0.37

          Total Commodity Futures Positions Held Long      1,115,517  18.11


          United States Commodities Futures Positions,
          Sold Short

20        March '03 New York Coffee                           64,125   1.04
21        March '03 Mexican Peso                               4,938   0.08

          Total United States Commodity Futures Positions     69,063   1.12

          Japanese Commodity Futures Positions, Sold Short

21        March '03 Euro Yen                                    (623) (0.01)

          Total Commodity Futures Positions Sold Short        68,440   1.11

          Net Commodity Futures Positions                  1,183,957  19.22











                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002



Maturity
  Value                                                  Value      Percent

$3,200,000  United States Treasury Bills               $3,190,667    51.80  %

            Cash in Trading Accounts

              United States Markets                     1,163,497    18.89
              Canadian Markets                            (34,209)   (0.55)
              Eurodollar Markets                          676,612    10.98
              British Pound Markets                        84,526     1.37
              Japanese Yen Markets                        (35,561)   (0.58)
              Australian Dollar Markets                   (69,309)   (1.13)

            Total Cash in Trading Accounts              1,785,556    28.98

            Total Investments                          $6,160,180   100.00 %




























                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2003 AND 2002
                                  (A Review)


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

                            MARCH 31, 2003 AND 2002
                                  (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002. Net cash provided by operating activities include no cash payments for interest or income taxes for the three months ended March 31, 2003 and 2002.

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

                            MARCH 31, 2003 AND 2002
                                  (A Review)


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


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2003 AND 2002
                                  (A Review)


4.      FEES - CONTINUED

        An incentive fee of 20% of "new trading profits" will be paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. "New trading profits" are computed and paid quarterly. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following quarter until profits from trading exceed the loss. Effective November 1, 2000, the incentive fee was increased to 25% of "new trading profits."

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


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2003 AND 2002


8.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $1,193,790 and $9,930,482 on long positions as of March 31, 2003 and 2002, respectively. Open commodity contracts had gross contract value of $4,750,910 and $20,136,027 on short positions as of March 31, 2003 and 2002, respectively.

        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at March 31, 2003 and 2002 was $2,860 and $1,183,957, respectively.