Form 10-Q
period 2003-06-03
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2003-08-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under
a plan confirmed by a court.   Yes [X]    No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2003 are attached hereto and made a part hereof.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Shira Del Pacult
                                        Ms. Shira Del Pacult
                                        Sole Director, Sole Shareholder,
                                        President, and Treasurer of the
                                        General Partner
Date: August 15, 2003

*******************************************************************************



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 2003 AND 2002
                                  (A Review)























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901











To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2003 and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and the statements of partners' equity and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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

                              Based on our reviews we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2002 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

August 4, 2003
Oak Park, Illinois


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2003 AND DECEMBER 31, 2002

                                    ASSETS


                                                     June 30
                                                       2003     December 31
                                                    (A Review)      2002

Cash (Note 7)                                     $   44,562     $  111,876
United States Treasury Obligations (Note 6)        4,987,285      3,190,667
Accrued interest receivable                            8,312          6,860
Prepaid trading commissions                           18,977            252
Due from limited partners                            538,446
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    2,532,273      1,785,556
  Net unrealized gains(losses) on open commodity
   futures contracts (Note 8)                        (29,373)     1,183,957

                                                  $8,100,482     $6,279,168


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued incentive fees payable                  $  225,906     $
  Accrued accounting and auditing fees payable         2,200         6,500
  Sales commissions payable                           12,976
  Partner redemptions payable                                       72,578

          Total Liabilities                          241,082        79,078


PARTNERS' CAPITAL
  Limited partners -
   (4,486.25 and 4,727.47 units)                   7,859,400     6,200,090
  General partner - (0 units) (Note 2)

          Total Partners' Capital                  7,859,400     6,200,090

                                                  $8,100,482    $6,279,168









                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

       FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (A Review)

                              Three Months Six Months Three Months Six Months
                                    Ended      Ended      Ended      Ended
                                     June 30, 2003         June 30, 2002

REVENUES
  Realized gain (loss) from
   trading in futures            $1,059,454 $4,074,674 $   41,999 $ (505,628)
  Realized gain on exchange
   rate fluctuation                  44,587     66,921     47,901     39,566
  Changes in unrealized gains
   (losses) on open commodity
   futures contracts                (32,232)(1,213,330)   333,975    607,650
  Interest income                    18,731     36,736     19,609     40,776
  Redemption penalty                 13,654     14,389      1,747      3,256

        Total Revenues            1,104,194  2,979,390    445,231    185,620

EXPENSES
  Commissions                       168,215    320,968     92,802    200,146
  Incentive fees                    230,581    597,100
  Management fees                    35,068     68,510     25,616     54,199
  Professional accounting and
   legal fees                        17,680     49,607     11,929     30,490
  Other operating and
   administrative expenses              737      1,367         88        338

  Total Expenses                    452,281  1,037,552    130,435    285,173

NET INCOME (LOSS)                $  651,913 $1,941,838 $  314,796 $  (99,553)

NET INCOME  (LOSS) -
  Limited partnership unit       $157.49    $   442.36 $    63.79 $   (19.85)

  General partnership unit       $          $          $          $













                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (A Review)




                                    2003                     2002

                             Amount       Units        Amount       Units

Beginning balance-
December 31               $6,200,090     4,727.47   $6,102,458     5,186.28

Partner additions            953,716       552.96      134,179       119.33

Partner withdrawals       (1,236,244)     (794.18)    (696,652)     (671.40)

Syndication costs paid

Net Income (Loss)          1,941,838                   (99,553)

Ending Balance -
June 30                   $7,859,400     4,486.25   $5,440,432     4,634.21





                                         2003           2002

  Value per unit                       $1,751.89      $1,173.97

  Total partnership units               4,486.25       4,634.21

















                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            STATEMENT OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (A Review)


                                                        2003         2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $1,941,838  $   (99,553)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
    Changes in operating assets and liabilities
      Equity in Commodity Futures Trading Accounts      466,613      516,866
      Accrued interest receivable                        (1,452)       1,438
      U.S. Treasury Obligations                      (1,796,618)        (940)
      Prepaid expense                                   (18,725)
      Accrued commissions payable                        12,976         (992)
      Management and incentive fees payable             225,906      (10,074)
      Accounting and auditing fees payable               (4,300)      (5,542)

           Net Cash Provided By Operating Activities    826,238      401,203

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                 415,270      229,449
  Cash partner redemptions                           (1,308,822)    (661,071)

           Net Cash Used In Financing Activities       (893,552)    (431,622)

NET DECREASE IN CASH                                    (67,314)     (30,419)

CASH
  Beginning of period                                   111,876       32,224

  End of period                                      $   44,562  $     1,805

















                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2003
                                  (A Review)

Contracts                                                   Value    Percent

          United States Commodity Futures Positions, Held Long

    26    Sept '03 2 -Year Treasury Notes                  $(11,297)  (0.15)%
    26    Aug '03 Soybean Meal                              (16,900)  (0.23)
    26    Sept '03 British Pound                              1,513    0.02

          Total United States Commodity Futures Positions   (26,684)  (0.36)

          British Commodity Futures Positions, Held Long

    51    Dec '03 Short Sterling                             (8,946)  (0.12)

          Total Commodity Futures Positions Held Long       (35,630)  (0.48)

          United States Commodity Futures Positions, Sold Short

    25    Oct '03 New York Sugar                              7,560    0.11

          Japanese Commodity Futures Positions, Sold Short

    26    May '04 Coffee                                     (1,303)  (0.02)

          Total Commodity Futures Positions Sold Short        6,257    0.09

          Net Commodity Futures Positions                  $(29,373)  (0.39)%




















                  The accompanying notes are an integral part
                         of the financial statements.


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 June 30, 2003
                                  (A Review)


                                                           Value     Percent

$5,000,000  United States Treasury Bills                 $4,987,285   66.58%

            Cash in Trading Accounts

              United States Markets                       1,540,250    20.56
              Canadian Markets                              (39,962)   (0.53)
              Euro Dollar Markets                         1,220,042    16.29
              British Pound Markets                         (37,718)   (0.50)
              Japanese Yen Markets                          (19,276)   (0.26)
              Australian Dollar Markets                    (131,063)   (1.75)

              Total Cash in Trading Accounts              2,532,273    33.81

                Total Investments                        $7,490,185   100.00%






























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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash used in operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2003 and 2002.

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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


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

                            JUNE 30, 2003 AND 2002
                                  (A Review)


7.      CONCENTRATIONS

        The Fund maintains its cash balances at a high credit quality financial institution. The balances may, at times, exceed federally insured credit limits.

8.      OFF BALANCE SHEET RISK

        As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $18,968,772 on long positions and $293,239 on short positions at June 30, 2003. Open commodity contracts had gross contract value of $59,123,308 on long positions and $937,241 on short positions at June 30, 2002.

        Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain(loss) on open commodity futures contracts at June 30, 2003 and 2002 was $(29,373) and $729,746, respectively.