Form 10-Q
period 2003-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2003-11-14
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements for the Registrant for the third quarter ended September 30, 2003 prepared under the supervision of Registrant by James Hepner, Certified Public Accountant, and reviewed by Registrant's auditor, Frank L. Sassetti & Co., Certified Public Accountants, are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Effective September 10, 2003, Michael P. Pacult was added as an additional general partner and commodity pool operator to the Registrant.

Effective September 10, 2003, Futures Investment Company will no longer serve the Registrant as the introducing broker.

Effective November 3, 2003, Citigroup Global Markets, Inc. 388 Greenwich St., New York, New York 10013 was appointed to serve as the futures commission merchant for the Registrant. The Citigroup acts only as the clearing broker for the Fund and, as such, is paid commissions for executing and clearing trades. Citigroup has not passed upon the adequacy or accuracy of the Registrant's prospectus or any post effective amendment. Citigroup will not act in any supervisory capacity with respect to the general partner nor participate in the management of the general partner or the Registrant. Therefore, prospective investors in Registrant should not rely on Citigroup's agreement to clear trades for the Registrant, or for any other reason related to Citigroup, in deciding whether or not to purchase interests in the Registrant.

Effective November 3, 2003, Refco, Inc. will no longer serve the Registrant as the futures commission merchant.

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative trading of commodity futures and options markets through the services of its commodity trading advisor, Clarke Capital Management, Inc.

The Units are sold on a best efforts basis through the broker dealer and selling agent, Futures Investment Company, at the Net Asset Value per Unit as of the close of business on the last day of the month in which the General Partner receives subscriptions.

The Registrant intends to continue to offer Units for sale to the public via its prospectus, as amended and restated from time to time, at the month end Net Asset Value per Unit until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Effective September 10, 2003, Michael P. Pacult became the sole shareholder and sole Director and President of Ashley Capital Management, Inc, the Corporate GP and a commodity pool operator of the Registrant. Effective that same date, Shira Del Pacult transferred her 100% shareholding in the Corporate GP to her husband, Michael Pacult and she resigned as a Director and President of the Corporate GP. She remains as an officer in charge of client relations for the Corporate GP.

On August 21, 2003, the Partners of the Registrant were provided with notice that Ms. Shira Del Pacult will resign as an individual General Partner of Registrant effective 120 days from the date of the Notice. After her resignation, the Corporate GP and Michael P. Pacult, individual GP, will continue to mange the Registrant.

Item 6.  Exhibits and Reports on Form 8-K

(a) The Registrant filed an 8-K on September 22, 2003 that it hereby incorporates by reference in this Report.

(b)   None





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its Corporate General Partner


                                  By:  /s/ Michael P. Pacult
                                       Mr. Michael P. Pacult
                                       Sole Director, Sole Shareholder,
                                       President, and Treasurer of the
                                       Corporate General Partner
Date:    November 14, 2003




                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                           101 North Fairfield Drive
                      Dover, Kent County, Delaware 19901










To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware




                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2003 and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and the statements of partners' equity and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Partnership's management.

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


                                  s/ Frank L. Sassetti & Co.
October 21, 2003
Oak Park, Illinois


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                    ASSETS

                                                   September 30,
                                                       2003      December 31,
                                                    (A Review)      2002

Cash and cash equivalents (Note 7)                $    8,212     $  111,876
United States Treasury Obligations (Note 6)        4,988,422      3,190,667
Accrued interest receivable                            6,641          6,860
Due from limited partners                             10,001      -
Prepaid trading commissions                            3,294            252
Equity in Commodity Futures Trading Accounts -
  Cash (Note 6)                                    2,208,663      1,785,556
  Net unrealized gains on open commodity
   futures contracts (Note 8)                        512,850      1,183,957

                                                  $7,738,083     $6,279,168


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accrued accounting and auditing fees payable    $    6,000     $    6,500
  Sales commissions payable                              976              -
  Partner redemptions payable                        167,890         72,578

            Total Liabilities                        174,866         79,078


PARTNERS' CAPITAL
  Limited partners - (4,443.83 and 4,699.63 units) 7,563,217      6,200,090
  General partner - (0 units) (Note 2)

            Total Partners' Capital                7,563,217      6,200,090

                                                  $7,738,083     $6,279,168










                    The accompanying notes are an integral
                       part of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                    Three      Nine       Three      Nine
                                    Months     Months     Months     Months
                                    Ended      Ended      Ended      Ended
                                   September 30, 2003    September 30, 2002

REVENUES
  Realized gain (loss) from
   trading in futures            $ (554,809)$3,519,865 $1,313,395 $  807,767
  Realized gain on exchange rate
   fluctuation                       10,076     76,997      2,550     42,116
  Changes in unrealized gains
   (losses) on open commodity
   futures contracts                542,223   (671,107)   158,443    766,093
  Interest income                    14,886     51,622     23,004     63,780
  Redemption penalty                    148     14,537        667      3,923

       Total Revenues                12,524  2,991,914  1,498,059  1,683,679

EXPENSES
  Commissions (Note 4)              167,901    488,869    232,589    432,735
  Incentive fees (Note 4)                      597,100    269,367    269,367
  Management fees (Note 4)           38,210    106,720     30,934     85,133
  Professional accounting and
   legal fees                        24,589     74,196     23,416     53,906
  Other operating and
   administrative expenses              642      2,009        625        963

       Total Expenses               231,342  1,268,894    556,931    842,104

NET INCOME (LOSS)                $ (218,818)$1,723,020 $  941,128 $  841,575

NET INCOME  (LOSS) -
  Limited partnership unit       $   (48.46)$   388.81 $   203.09 $   173.50

  General partnership unit       $          $          $          $












                    The accompanying notes are an integral
                       part of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (A Review)



                                    2003                     2002

                             Amount       Units        Amount       Units

Beginning balance-
December 31               $6,200,090     4,727.47   $6,102,458     5,186.28

Partner additions          1,114,348       649.40      393,536       316.95

Partner withdrawals       (1,468,381)     (933.04)    (863,273)     (803.60)

Syndication costs paid        (5,860)                   (5,250)

Net income                 1,723,020                   841,575

Ending Balance -
 September 30             $7,563,217     4,443.83   $6,469,046     4,699.63





                                                     2003          2002

  Value per unit                                  $1,701.96      $1,376.50

  Total partnership units                          4,443.83       4,699.63

















                    The accompanying notes are an integral
                       part of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (A Review)


                                                 2003            2002
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income                                  $1,723,020      $  841,575
  Adjustments to reconcile net income
   to net cash provided by
   operating activities
    Changes in operating assets and
     liabilities
      Equity in Commodity Futures
      Trading Accounts                           248,000        (617,900)
      Accrued interest receivable                    219             282
      U.S. Treasury Obligations               (1,797,755)         (1,789)
      Prepaid expense                             (3,042)         (1,890)
      Accrued commissions payable                    976         (10,597)
      Management and incentive
       fees payable                                              259,293
      Accounting and auditing
       fees payable                                 (500)             58

          Net Cash Provided By
           Operating Activities                  170,918         469,032

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                        1,104,347         428,740
  Syndication and registration costs              (5,860)         (5,250)
  Cash partner redemptions                    (1,373,069)       (863,273)

          Net Cash (Used in)
           Financing Activities                 (274,582)       (439,783)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          (103,664)         29,249

CASH AND CASH EQUIVALENTS
  Beginning of period                            111,876          32,224

  End of period                               $    8,212      $   61,473





                    The accompanying notes are an integral
                       part of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              September 30, 2003
                                  (A Review)

Contracts                                                   Value    Percent

          United States Commodity Futures Positions, Held Long

    26    Dec '03 Soybean Meal                             $ 43,680    0.57 %
    52    Dec '03 Brent Crude                                46,644    0.60
    26    Dec '03 U.S. Treasury Bond                         24,469    0.32
    26    Dec '03 10 - Year Treasury Notes                   16,250    0.21
    26    Nov '03 Soybeans                                   82,875    1.07
    26    Dec '03 Live Cattle                                 8,320    0.11
    52    Dec '03 New York Cotton                            50,440    0.65
    26    Dec '03 New York Gold                              28,860    0.37
    26    Dec '03 Euro Foreign Exchange                      44,200    0.57
    52    Dec '03 Eurodollar                                  3,575    0.05
    52    Dec '03 Japanese Yen                              134,225    1.74

            Total United States Commodity Futures Positions 483,538    6.26

          European Commodity Futures Positions, Held Long

    26    Dec '03 Eurex German Federal Bond                  18,486    0.24

            Total European Commodity Futures Positions       18,486    0.24

          British Commodity Futures Positions, Held Long

    26    Mar '04 Sterling                                   (1,081)  (0.01)

            Total British Commodity Futures Positions        (1,081)  (0.01)

              Total Commodity Futures Positions             500,943    6.49















                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              September 30, 2003
                                  (A Review)

Contracts                                                   Value    Percent

          Japanese Commodity Futures Positions, Sold Short

    26    Sep '04 Corn                                       11,907    0.15

            Total Commodity Futures Positions Sold Short     11,907    0.15

              Net Commodity Futures Positions              $512,850    6.64 %





































                  The accompanying notes are an integral part
                          of the financial statements


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              September 30, 2003
                                  (A Review)

 Maturity
   Value                                                  Value      Percent

 $5,000,000     United States Treasury Bills            $4,988,422    64.71 %

                Cash in Trading Accounts

                  United States Markets                  1,392,473    18.06
                  Canadian Markets                         (39,882)   (0.52)
                  Euro Dollar Markets                    1,170,138    15.18
                  British Pound Markets                   (144,087)   (1.87)
                  Japanese Yen Markets                     (35,692)   (0.46)
                  Australian Dollar Markets               (134,287)   (1.74)

                  Total Cash in Trading Accounts         2,208,663    28.65

                    Total Investments                   $7,709,935   100.00 %





























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


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. is the corporate general partner and one of the commodity pool operators (CPO) of Atlas Futures Fund, Limited Partnership. The commodity trading advisor (CTA) is Clarke Capital Management, who has the authority to trade so much of the Fund's equity as is allocated to it by the general partner.

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


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2003 and 2002.

2.    GENERAL PARTNER DUTIES

      The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of the names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Partnership.

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


4.    FEES - CONTINUED

      An incentive fee of 25% of "new trading profits" will be paid to the CTA. "New trading profits" includes all income earned by the CTA and expense allocated to his activity. "New trading profits" are computed and paid quarterly. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss.

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



                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003 AND 2002
                                  (A Review)


8.    OFF BALANCE SHEET RISK

      As discussed in Note 1, the Fund is engaged in speculative trading of futures contracts in commodities. The carrying amounts of the Fund's financial instruments and commodity contracts generally approximate their fair values. Open commodity contracts had gross contract value of $40,230,800 on long positions and $335,277 on short positions at September 30, 2003.
Open commodity contracts had gross contract value of $93,764,073 on long positions and $396,060 on short positions at September 30, 2002.

      Although the gross contract values of open commodity contracts represent market risk, they do not represent exposure to credit risk, which is limited to the current cost of replacing those contracts in a gain position. The unrealized gain on open commodity futures contracts at September 30, 2003 and 2002 was $512,850 and $888,189, respectively.