Form 10-K
period 2003-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2004-04-13
CIK 865549

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended:  December 31, 2003
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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission within 90 days of each of the years ended December 31, 1998, 1999, 2000, 2001 and 2002 at Registration No. 333-61217.

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

By Notice to the Limited Partners dated August 21, 2003 and a subsequent Amendment to the Prospectus dated September 9, 2003, the General Partner provided disclosure of certain changes to the Fund operation, including (i) the addition of Michael P. Pacult, individually, as a General Partner; (ii) the intention of Shira Del Pacult to resign as individual General Partner and as president of the corporate General Partner after the lapse of 120 days;
(iii) the deletion of the Introducing Broker and the assumption of its duties and fees by the corporate General Partner; and, (iv) the change in Futures Commission Merchant ("FCM") from Refco, Inc. to Citigroup Global Markets, Inc. 388 Greenwich St., New York, New York 10013.

The Fund submitted a Post Effective Amendment to its Registration Statement with the SEC that was granted effectiveness on December 23, 2003. It contains the Fund's fully amended and restated prospectus that is currently used to solicit additional Units. In addition to the new terms of the Fund operation as discussed above, it discloses: (i) the establishment of Michael
P. Pacult as the sole individual general partner and as the sole Officer, Director and Owner of Ashley Capital Management, Inc.; (ii) the deletion of the redemption penalty to all partners solicited pursuant to the December 23, 2003 prospectus; (iii) the establishment of a 4% continuing service fee paid by the Fund to the selling agent on the total investment sold by that agent for so long as the investment remains in the Fund; (iv) the change in the brokerage commission from 9% annually of assets on deposit with the FCM to 7% annually; and, (v) the removal of the 2% annual management fee paid to the corporate General Partner.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Currently, and since the inception of trading, the Fund account has been traded by a single commodity trading advisor, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521 (630) 323-5913. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at its office. The CTA is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference. None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

Ashley Capital Management, Inc. the corporate General Partner and Commodity Pool Operator, provides all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for seven twelfths of one percent (7/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [seven percent (7%) per year]. The FCM is selected by the General Partner and holds the Fund's trading equity and places the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

The sale of partnership interests ("Units") is regulated by the US Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Commissions and securities acts of the several states where its Units are offered and sold. The Commodity Pool Operators (General Partners) and principals are regulated by the US Commodity Futures Trading Commission pursuant to the Commodity Exchange Act. These legal safeguards are not intended to protect investors from the risks inherent in the trading of commodities. The trading of commodities is highly speculative and risky.
For a complete description of the risks and regulation of the business of the Fund, see the Registrant's Registration Statement and its pre-effective amendments on file with the Securities and Exchange Commission at No. 333-61217, which are incorporated herein by reference.

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance is on deposit and available as margin to secure trading through Citigroup Global Markets, Inc., the FCM. Citigroup Global Markets, Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the Selling Agent, the CTA or any of their Affiliates, directors or officers. In the ordinary course of its business, Citigroup Global Markets, Inc. is a party to various claims and regulatory inquiries. Although none of the following matters is deemed material by Citigroup to its duties assumed on behalf of the Fund, they are reportable pursuant to the standards required of this Form 10-K:

Both the Department of Labor and the Internal Revenue Service ("IRS") have advised Citigroup that they were or are reviewing transactions in which Ameritech Pension Trust purchased from Citigroup and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, Citigroup and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

In December 1998, Citigroup was one of twenty-eight market-making firms that reached a settlement with the US Securities and Exchange Commission In the Matter of Certain Market Making Activities on NASDAQ. Citigroup without admitting or denying the factual allegations, agreed to an order that required that it:

(1) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder,

(2)      pay penalties totaling approximately $760,000, and

(3) submit certain policies and procedures to an independent consultant for review.

In April 2000, CGM and several other broker-dealers entered into a settlement with the IRS and the US Securities and Exchange Commission concluding an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.

Beginning in April 2002, Citigroup and several other broker dealers received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees as part of their research, initial public offerings allocation and spinning-related inquiries. With respect to issues raised by the US Securities and Exchange Commission, the National Association of Securities Dealers and the New York Stock Exchange about Citigroup's and the other firms' e-mail retention practices, Citigroup and several other broker/dealers and the above regulatory agencies entered into a settlement agreement in December 2002. Salomon Smith Barney Inc. (now Citigroup) agreed to pay a penalty in the amount of $1.65 million but did not admit to any allegations of wrongdoing.

On April 28, 2003, Citigroup announced final agreements with the US Securities and Exchange Commission, the National Association of Securities Dealers, the New York Stock Exchange and the New York Attorney General (as lead state among the 50 states, the District of Columbia and Puerto Rico) to resolve on a civil basis all of their outstanding investigations into its research and Initial Public Offering allocation and distribution practices (the "Research Settlement"). As part of the Research Settlement, Citigroup has consented to the entry of

(1) an injunction under the Federal securities laws to be entered in the United States District Court for the Southern District of New York, barring Solomon Smith Barney (now Citigroup) from violating provisions of the Federal securities laws and related National Association of Securities Dealers and New York Stock Exchange rules relating to research, certain Initial Public Offering allocation practices, the safeguarding of material nonpublic information, and the maintenance of required books and records and requiring Citigroup to adopt and enforce new restrictions on the operation of research;

(2) an National Association of Securities Dealers Acceptance Waiver and Consent requiring Citigroup to cease and desist from violations of corresponding National Association of Securities Dealer rules and requiring Citigroup to adopt and enforce the same new restrictions;

(3) an New York Stock Exchange Stipulation and Consent requiring Citigroup to cease and desist from violations of corresponding New York Stock Exchange rules and requiring Citigroup to adopt and enforce the same new restrictions; and

(4) an Assurance of Discontinuance with the New York Attorney General containing substantially the same or similar restrictions.

As required by the Research Settlement, Citigroup expects to enter into related settlements with each of the other states, the District of Columbia and Puerto Rico. Consistent with the settlement-in-principle announced in December 2002, the Research Settlement requires Citigroup to pay $300 million for retrospective relief, plus $25 million for investor education, and commit to spend $75 million to provide independent third-party research to its clients at no charge. Citigroup reached these final settlement agreements without admitting or denying any wrongdoing or liability. The Research Settlement does not establish wrongdoing or liability for purposes of any other proceeding. The $300 million was accrued during the 2002 fourth quarter.

To effectuate the Research Settlement, the US Securities and Exchange Commission filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Court has not yet entered the Final Judgment and the Court has asked for certain additional information. The National Association of Securities Dealers has accepted the Letter of Acceptance, Waiver and Consent entered into with Citigroup in connection with the Research Settlement, and in May 2003, the New York Stock Exchange advised Citigroup that the Hearing Panel's Decision, in which it accepts the Research Settlement, has become final. Citigroup is currently in discussions with various states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provision of the Final Judgment to be entered by the Court.

In May 2003, the US Securities and Exchange Commission, New York Stock Exchange and National Association of Securities Dealers issued subpoenas and letters to Citigroup requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking department of Citigroup.

On June 23, 2003, the West Virginia Attorney General filed an action against Citigroup and nine other firms that were parties to the Research Settlement. The West Virginia Attorney General alleges that the firms violated the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

On July 28, 2003, Citigroup's parent corporation, Citibank, N.A., 390 Greenwich Street, 5th Floor, New York, New York 10013 entered into a final settlement with the US Securities and Exchange Commission to resolve an outstanding investigation into Citigroup's transactions with Enron and Dynegy Inc. Pursuant to the settlement, Citigroup has, among other terms,

(1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the Federal securities laws, and

(2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy).

Citibank, N.A. entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding.

On July 28, 2003, Citibank, N.A. entered into an agreement with the United States Office of the Comptroller of the Currency and Citigroup entered into an agreement with the Federal Reserve Bank of New York to resolve their inquiry into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the these two regulators regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron. Pursuant to that settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the US Securities and Exchange Commission, US Office of the Comptroller of the Currency and Federal Reserve Bank of New York.

There are no other pending or threatened legal matters against Citigroup, its parent or any principal or affiliate of any of them that are reportable. Having said that, additional lawsuits containing similar claims to those described above may be filed in the future.

As mentioned above, Citigroup does not believe that the foregoing matters are material to the clearing and execution services it renders to the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Michael P. Pacult, individually and as the principal of the corporate General Partner, makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and their have been no matters which would cause the Fund to conduct a vote of the Partners. The rights of the Limited Partners, including their voting rights, are defined in the Partnership Agreement. Briefly stated, their voting rights are limited to the selection of the General Partner, amendments to the Partnership Agreement, and other similar decisions.

                                    PART II

Item 5.  Market for Registrant's Limited Partnership Units

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Partnership Agreement, subject to certain exceptions upon the death of a Partner, requires all Partners to obtain the approval of the General Partner prior to the transfer of any Units of Partnership interest. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Partners must rely upon the right of Redemption provided in the Partnership Agreement to liquidate their interest.

The Fund has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market of interests will develop and that the right of redemption will be the sole expected method of withdrawal of equity from the Fund. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the limitations upon transfer and right of redemption provided to Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a partner's capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2003 to December 31, 2003.

                                                             2003

Realized Gain (Loss) From Trading In Futures            $3,715,385
Change in Unrealized Gains (Losses) on Open Contracts      (489,698)
Interest Income                                             66,435
Management Fees                                            142,919
Incentive Fees                                             502,667
Net Income (Loss)                                        1,984,582
General Partner Capital                                          0
Limited Partner Capital                                  7,689,797
Total Partnership Capital                                7,689,797
Net Income (Loss) Per Limited Partner Unit                     447.20
Net Income (Loss) per General Partner Unit                       0.00
  Net Asset Value Per Unit At End of Year                      1,750.45



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001, 2002 and 2003 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2003, were prepared by James Hepner, certified public accountant, 1824 N. Normandy, Chicago, IL 60635 and were audited by Frank L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302, were sent to each Partner, and are incorporated herein by reference and are provided in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disagreements with (i) the accountants identified in Item 8 above, (ii) any other experts selected by the Fund as disclosed in the "Experts" section of the Registration Statement, or (iii) the financial statements have occurred since the formation of the Fund pursuant to its partnership agreement dated January 12, 1998, as amended and fully stated on May 1, 1999, to the date of filing of this Form 10-K.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 59, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference. Mr. Pacult is also with his wife, Shira Del Pacult, a 50% owner and a director of Futures Investment Company, the broker dealer which conducts the "best efforts" offering of the Units.

Mr. Pacult is also the principal of the corporate general partner and the individual general partner of two other commodity pools: Bromwell Financial Fund, Limited Partnership a publicly offered commodity pool which commenced business in July, 2000, and Providence Select Fund, Limited Partnership, which is in registration and has not yet commenced business.

Item 11.  Executive Compensation.

Although there are no executives in the partnership, the corporate general partner and certain persons Affiliated with the general partners are paid compensation that the Fund has elected to disclose on this Form 10-K. The Fund pays its corporate General Partner fixed brokerage commissions of seven percent (7%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference between the cost to enter the trades and the seven percent.

The selling agents earn compensation of a sales commission of 6% from the sale of the Units through FIC, the Affiliated selling broker and from the 4% continuing compensation paid by the Fund to FIC for service to investors and retention of investment in the Fund. All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the Fund:

      Name                 Percent Ownership

      Albert W. Overhauser      8.82%

(b) As of December 31, 2003, the General Partner owned only so many Units of Limited Partnership Interests as are required to maintain the partnership under Delaware law and for Federal tax purposes.

(c) The Limited Partnership Agreement governs the terms upon which control of the Fund may change. No change in ownership of the Units will, alone, determine the location of control. The Limited Partners must have 120 days advance notice and the opportunity to redeem prior to any change in the control from the General Partner to another general partner. Control of the management of the Fund may never vest in one or more Limited Partners. A change in individual General Partner and control of the corporate General Partner are described in Item 1 of this Form 10-K.

Item 13.  Certain Relationships and Related Transactions.

The General Partner has sole discretion over the selection of trading advisors. Ashley Capital Management, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, both General Partners have a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   1. Financial Statements

      See Index to Financial Statements for the years ended December 31, 2003, 2002 and 2001.

      The Financial Statements begin on page F-1.

(b)   2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

(c)   3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(d)   Reports on Form 8-K: Report on Form 8-K filed on September 19, 2003

(e)   Exhibits filed herewith:  none

(f) Financial Schedules filed herewith: not applicable, not required or included with the financial statements

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                   Atlas Futures Fund, Limited Partnership
                              By Ashley Capital Management, Inc.
                              Its General Partner

Date: April 14, 2004          By: /s/ Michael P. Pacult
                                  Mr. Michael P. Pacult
                                  Sole Director, Sole Shareholder
                                  President and Treasurer



Date April 14, 2004           By: /s/ Michael P. Pacult
                                  Mr. Michael P. Pacult
                                  General Partner

********************************************************************************


                              ATLAS FUTURES FUND,

                              LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                            YEARS ENDED DECEMBER 31,

                              2003, 2002 AND 2001

                                                         Page

Independent Auditors' Report                             F-2

Financial Statements

  Balance Sheets                                         F-3

  Schedules of Investments                            F-4 - F-8

  Statements of Operations                               F-9

  Statements of Partners' Equity                         F-10

  Statements of Cash Flows                               F-11

  Notes to Financial Statements                      F-12 - F-18

































                            Frank L. Sassetti & Co.

                          Certified Public Accountants



To The Partners

Atlas Futures Fund, Limited Partnership

Dover, Kent County, Delaware



INDEPENDENT AUDITORS' REPORT

                              We have audited the accompanying balance
sheets, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



/s/ Frank L. Sassetti & Co.



February 20, 2004

Oak Park, Illinois











                6611 W. North Avenue * Oak Park, Illinois 60302

                  * Phone (708) 386-1433 * Fax (708) 386-0139

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                        2003        2002

Investments

  Equity in Commodity Futures Trading Accounts -

    Cash and cash equivalents                       $6,930,523   $4,976,223

    Net unrealized gain on open commodity futures

     contracts                                         694,260    1,183,957

                                                     7,624,783    6,160,180

Cash                                                    37,775      111,876

Accrued interest receivable                              6,936        6,860

Prepaid trading commissions                                             252

Prepaid incentive fees                                  94,433

                                                    $7,763,927   $6,279,168



                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES

  Partner redemptions payable                       $   46,267   $   72,578

  Accrued trading commissions payable                      487

  Front end load payable                                   376

  Other accrued liabilities                             27,000        6,500

       Total Liabilities                                74,130       79,078



PARTNERS' EQUITY

  Limited partners - (4,393.05 and 4,727.47 units)   7,689,797    6,200,090

  General partner - (0 units)

       Total Partners' Equity                        7,689,797    6,200,090

                                                    $7,763,927   $6,279,168















                  The accompanying notes are an integral part

                          of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003



Contracts                                                  Value      Percent

           United States Commodity Futures Positions, Held Long:

   27      Feb '04 Crude Oil                             $  (18,900)  (0.25)%

   54      Feb '04 Unleaded Gas                              54,205    0.71

   27      Mar '04 Soybeans                                  10,800    0.14

   27      Mar '04 Soybean Meal                              32,670    0.43

   104     Mar '04 Euro FX                                  401,700    5.27

   52      Mar '04 British Pound                            142,675    1.87

   53      Mar '04 Swiss Franc                               22,025    0.29

   27      Jan '04 Gas Oil                                   25,650    0.34

   27      Feb '04 Brent Crude                                5,940    0.08

           Total United States Commodity Futures Positions  676,765    8.88

           European Commodity Futures Positions, Held Long:

   27      Mar '04 5 Year Euro Bobl                            (340)  (0.00)



           Japanese Commodity Futures Positions, Held Long:

   27      Oct '04 Gold                                       1,010    0.01

   53      Oct '04 Platinum                                  16,195    0.21

           Total Japanese Commodity Positions                17,205    0.22

           Total Commodity Futures Positions                693,630    9.10























                  The accompanying notes are an integral part

                          of the financial statements

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003



Contracts                                                  Value      Percent

           Japanese Commodity Futures Positions, Sold Short:

   27      Nov '04 Arabica Coffee                         $      630   0.01 %



           Net Commodity Futures Positions                   694,260   9.11

           Cash and Cash Equivalents in Trading Accounts:

             Mar '04 United States Treasury Bills

              ($5,000,000 Face Value)                     $4,973,700  65.23 %

             United States Markets                         1,940,209  25.44

             Euro Dollar Markets                             (54,581) (0.72)

             British Pound Markets                           (32,377) (0.42)

             Japanese Yen Markets                            103,572   1.36

           Total Cash and Cash Equivalents in

            Trading Accounts                               6,930,523  90.89

           Total Investments                              $7,624,783 100.00 %































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

           United States Commodity Futures Positions, Held Long:

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

           Australian Commodity Futures Positions, Held Long:

   21      March '03 90 Day Australian Bill                      857   0.01

   42      March '03 3-Year Australian Treasury Bond           7,027   0.12

           Total Australian Commodity Futures Positions        7,884   0.13

           European Commodity Futures Positions, Held Long:

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

           British Commodity Futures Positions, Held Long:

   61      June '03 Short Sterling                        $   12,933   0.21 %

   41      March '03 Long Gilt                                42,788   0.69

           Total British Commodity Futures Positions          55,721   0.90

           Japanese Commodity Futures Positions, Held Long:

   21      April '03 Rubber                                    2,658   0.04

   22      October '03 Gold                                   20,053   0.33

           Total Japanese Commodity Futures Positions         22,711   0.37

           Total Commodity Futures Positions Held Long     1,115,517  18.11



           United States Commodities Futures Positions, Sold Short:

   20      March '03 New York Coffee                          64,125   1.04

   21      March '03 Mexican Peso                              4,938   0.08

           Total United States Commodity Futures Positions    69,063   1.12

           Japanese Commodity Futures Positions, Sold Short:

   21      March '03 Euro Yen                                   (623) (0.01)

           Total Commodity Futures Positions Sold Short       68,440   1.11

           Net Commodity Futures Positions                 1,183,957  19.22



















                  The accompanying notes are an integral part

                          of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2002





                                                         Value      Percent

Cash and Cash Equivalents in Trading Accounts:

  Feb '03 United States Treasury Bills

   ($3,200,000 Face Value)                             $3,190,667    51.80 %

  United States Markets                                 1,163,497    18.89

  Canadian Markets                                        (34,209)   (0.55)

  Eurodollar Markets                                      676,612    10.98

  British Pound Markets                                    84,526     1.37

  Japanese Yen Markets                                    (35,561)   (0.58)

  Australian Dollar Markets                               (69,309)   (1.13)

Total Cash and Cash Equivalents in Trading Accounts     4,976,223    28.98

          Total Investments                            $6,160,180   100.00 %



































                  The accompanying notes are an integral part

                          of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                 2003      2002      2001

INVESTMENT AND OTHER INCOME

  Interest income                           $   66,435 $   82,435 $  182,304

  Redemption penalty                            15,200      4,761      4,947

    Total Income                                81,635     87,196    187,251

EXPENSES

  Commissions                                  630,488    439,971    298,949

  Management fees                              142,919    111,992    110,751

  Continuing service fee                        22,466

  Incentive fees                               502,667    269,367

  Professional accounting and legal fees        82,023     66,669     58,991

  Other operating and administrative expenses   15,155      1,245      2,824

    Total Expenses                           1,395,718    889,244    471,515

    Net Investment Loss                     (1,314,083)  (802,048)  (284,264)

REALIZED AND UNREALIZED GAIN (LOSS)

 ON INVESTMENTS

  Realized gain from trading in futures      3,715,385    202,558  1,220,627

  Realized gain (loss) on exchange rate

   fluctuation                                  72,978     82,092     (5,679)

  Changes in unrealized gains (losses) on

   open commodity open futures contracts      (489,698) 1,061,861 (1,253,256)

    Total Realized and Unrealized Gain

     (Loss) on Investments                   3,298,665  1,346,511    (38,308)

NET INCOME (LOSS)                           $1,984,582 $  544,463 $ (322,572)

NET INCOME (LOSS)-

  Limited partnership unit                  $   447.20 $   112.92 $   (68.51)

  General partnership unit                  $          $













$

                  The accompanying notes are an integral part

                          of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                       LIMITED PARTNERS     GENERAL PARTNERS TOTAL PARTNERS'

                                                                 EQUITY

                       Amount     Units     Amount Units  Amount    Units

Balance -

January 1, 2001        $5,557,782 4,434.40  $             5,557,782 4,434.40

Subscriptions of

 1233.67 units          1,466,150 1,233.67                1,466,150 1,233.67

Syndication costs

 paid                     (24,501)                          (24,501)

Redemptions of

 504.75 units            (574,401) (504.75)                (574,401) (504.75)

Net loss                 (322,572)                         (322,572)

Balance -

 December 31, 2001      6,102,458 5,163.32                6,102,458 5,163.32

Subscriptions of

 533.74 units             631,659   533.74                  631,659   533.74

Syndication costs paid     (5,250)                           (5,250)

Redemptions of

 969.59 units          (1,073,240) (969.59)              (1,073,240) (969.59)

Net income                544,463                           544,463

Balance -

 December 31, 2002      6,200,090 4,727.47                6,200,090 4,727.47

Subscriptions of

 649.88 units           1,114,348   649.88                1,114,348   649.88

Syndication costs paid    (57,453) (57,453)

Redemptions of

 984.30 units          (1,551,770) (984.30)              (1,551,770) (984.30)

Net income              1,984,582                         1,984,582

Balance -

 December 31, 2003     $7,689,797 4,393.05 $             $7,689,797 4,393.05

                              December 31,   December 31,   December 31,

                                  2003           2002           2001

  Value per unit               $1,750.45      $1,311.50      $1,181.89

  Total partnership units       4,393.05       4,727.47       5,163.32

                  The accompanying notes are an integral part

                          of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                              2003        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                       $1,984,582    $544,463   $(322,572)

  Adjustments to reconcile net income

   (loss) to net cash provided by

   (used in) operating activities -

    Changes in operating assets

     and liabilities -

      Investments                            489,697  (1,061,861)  1,253,256

      Accrued interest receivable                (76)      3,369      26,172

      Accrued commissions payable                487     (13,849)    (12,288)

      Accrued management and incentive fees              (10,074)   (316,003)

      Prepaid incentive fees                 (94,433)

      Other payables and accruals             21,128      (2,042)      4,349

         Net Cash Provided By (Used In)

          Operating Activities             2,401,385    (539,994)    632,914

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of units, net

   of sales commissions                    1,114,348     756,644   1,483,668

  Syndication costs                          (57,453)     (5,250)    (24,501)

  Partner redemptions                     (1,578,081) (1,000,662)   (601,992)

         Net Cash Provided By (Used In)

          Financing Activities              (521,186)   (249,268)    857,175

NET INCREASE (DECREASE) IN CASH

  AND CASH EQUIVALENTS                     1,880,199    (789,262)  1,490,089

CASH AND CASH EQUIVALENTS

  Beginning of period                      5,088,099   5,877,361   4,387,272

  End of period                           $6,968,298  $5,088,099  $5,877,361

End of period cash and cash

 equivalents consists of:

  Cash and cash equivalents in broker

   trading accounts                       $6,930,523  $4,976,223  $5,845,137

  Cash                                        37,775     111,876      32,224

                                          $6,968,298  $5,088,099  $5,877,361









                  The accompanying notes are an integral part

                          of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the Fund) was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.(Ashley) and Michael Pacult are the General Partners and the commodity pool operators (CPOs) of the Fund. The commodity trading advisor (CTA) is Clarke Capital Management, Inc. who has the authority to trade as much of the Fund's equity as is allocated to it by the General Partner that is currently estimated to be 97% of total equity. The principal selling agent is Futures Investment Company (Futures), which is controlled by Michael Pacult and his wife.

      Regulation - The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1933 (the
Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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





                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Reclassifications - Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2003, 2002 and 2001.

      Foreign Currency Transactions - The Fund's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at each month end. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

      If the daily net unit value of the partnership falls to less than 50% of the highest value earned through trading at the close of any month, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.











                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

3.    THE LIMITED PARTNERSHIP AGREEMENT

      The Limited Partnership Agreement provides, among other things, that:

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

      Federal Income Tax Allocations - As of the end of each fiscal year, the Partnership's realized capital gain or loss and ordinary income or loss shall be allocated among the Partners, after having given effect to the fees and expenses of the Fund.

      Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing escrow account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the escrow funds will accrue to the account of the investor.

      Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the general partner no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. Redemption fees are charged during the first 24 months of investment based on a sliding scale (4% - 0%). Effective January 1, 2004, redemption penalties are no longer charged.

4.    FEES

      The Fund is charged the following fees:

      A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to the Fund's Corporate General Partner.









                     ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



4.    FEES - CONTINUED

      An incentive fee of 25% of "new trading profits" is paid to each CTA. "New trading profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produces a loss, no incentive fees will be paid and all losses will be carried over to the following months until profits from trading exceed the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experiences a loss.

      The Fund pays a combination of fixed commissions and continuing service fees of 9% (annual rate) of assets assigned to be traded, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker will pay the costs to clear the trades to the futures commisssion merchant and all PIT Brokerage costs which shall include the NFA and exchange fees.

      Effective January 1, 2004, the Fund is charged the following fees:

      A monthly commission of 7% (annual rate) of the Fund's assets on deposit with the futures commission merchant. The Corporate General Partner is responsible for payments of brokerage commission and fees to the futures commission merchant.

      The quarterly incentive fee of 25% of "new trading profits" paid to each CTA is unchanged.

      A monthly continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) will be paid to the selling agent.

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the years ended December 31, 2003, 2002 and 2001:

                                         2003          2002          2001

  Commission/Management Fee - Ashley   $210,478      $111,992      $110,751

  Commission - Futures                 $396,020      $439,971      $298,949

  Continuing Service Fee - Futures     $ 22,466      $      -      $      -









                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



5.    RELATED PARTY TRANSACTIONS- CONTINUED

      Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from unasserted and unknown claims, but expects the risk of having to make any payments under these indemnifications to be remote.

6.    TRADING ACTIVITIES AND RELATED RISKS

      The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

      A certain portion of cash and Treasury Bills in trading accounts are pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2003 and 2002 was $1,956,823 and $1,785,556, respectively, which equals approximately 25% and 29% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At December 31, 2003 and 2002, $4,973,700 and $3,190,667, respectively, was invested in U.S. Treasury Bills, which approximates 65% and 51% of Net Asset Value, respectively.

















                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001



6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $38,468,967 and $131,740,781 on long positions at December 31, 2003 and 2002, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at December 31, 2003, and 2002 were $694,260 and $1,183,957, respectively.

      Open contracts generally mature within three months and as of December 31, 2003, the latest maturity date for open futures contracts is November, 2004. However, the Fund intends to close all contracts prior to maturity.

      Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

      The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

      The Fund has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will succeed. The basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a desirable margin-to-equity ratio. The Fund seeks to minimize credit risk primarily by depositing and maintaining its assets at financial institutions and brokers which it believes to be creditworthy.









                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP

                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

7.    FINANCIAL HIGHLIGHTS

                                             Year to Date

                            2003      2002      2001      2000      1999 (6)

Performance per Unit (5)

  Net unit value, beginning

   of period                $1,311.50 $1,181.89 $1,253.33 $  954.37 $ 950.00

  Net realized and unrealized

   gains/losses on commodity

   transactions                735.70    298.13    (12.68)   447.29    22.28

  Investment and other income   18.43     18.32     38.70     47.33     4.87

  Expenses (1)                (315.18)  (186.84)   (97.46)  (195.66)  (22.78)

  Net increase (decrease)

   for the period              438.95    129.61    (71.44)   298.96     4.37

  Net unit value, end

   of period                $1,750.45 $1,311.50 $1,181.89 $1,253.33  $954.37

Net assets, end of

 period (000)               $   7,690 $   6,200 $   6,102 $   5,558  $ 1,709

Total return (3)               33.47%    10.97%   (5.97)%    31.33%  (4.57)%

Ratio to average net

 assets (4)

  Investment and other

   income                       1.10%     1.48%     3.36%     4.37%    2.05%

  Expenses (2)               (10.33)%   (7.62)%   (3.09)%  (13.71)%  (5.14)%



(1)  Includes brokerage commissions

(2)  Excludes brokerage commissions

(3)  Not annualized for periods less than one year

(4)  Annualized for all periods

(5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

(6) Period from October 15,1999 (inception of trading) to December 31, 1999. Beginning net unit value based on new subscriptions during period, net of syndication costs.





