Form 10-Q
period 2004-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2004-05-21
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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
Yes 	X	 No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes 		 No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the third quarter ended March 31, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated December 23, 2003 until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Michael P. Pacult
                                      Mr. Michael Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: May 20, 2004

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Accountants' Review Report                                            F-2

Financial Statements

  Balance Sheets as of March 31, 2004 and December 31, 2003           F-3

  Schedules of Investments as of March 31, 2004 and
   December 31, 2003                                               F-4 - F-7

  Statements of Operations for the Three Months Ended
   March 31, 2004 and 2003                                            F-8

  Statements of Partners' Equity for the Three Months Ended
   March 31, 2004 and 2003                                            F-9

  Statements of Cash Flows for the Three Months Ended
   March 31, 2004 and 2003                                            F-10

  Notes to Financial Statements                                   F-11 - F-17

                            Frank L. Sassetti & Co.

                          Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of March 31, 2004 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2003 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2004, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

May 18, 2004
Oak Park, Illinois







                6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS

                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                     ASSETS
                                                     March 31,
                                                       2004      December 31,
                                                    (A Review)       2003

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                       $7,929,898   $6,930,523
    Net unrealized gain on open commodity futures
     contracts                                         428,499      694,260

                                                     8,358,397    7,624,783

Cash                                                   133,055       37,775
Accrued interest receivable                             20,086        6,936
Prepaid trading commissions                              9,669            -
Prepaid incentive fees                                       -       94,433

                                                    $8,521,207   $7,763,927


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                       $   41,180   $   46,267
  Accrued trading commissions payable                        -          487
  Incentive fees payable                               166,690            -
  Front end load payable                                 4,800          376
  Other accrued liabilities                             15,500       27,000

       Total Liabilities                               228,170       74,130


PARTNERS' EQUITY
  Limited partners - (4,351.60 and 4,393.05 units)   8,293,037    7,689,797
  General partner - (0 units)

       Total Partners' Equity                        8,293,037    7,689,797

                                                    $8,521,207   $7,763,927







                            See accompanying notes.
                                      F-3

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2004
                                   (A Review)

Contracts                                                     Value   Percent

    United States Commodity Futures Positions, Held Long:

62  June '04 CMX Gold                                       $ 38,200   0.46%
30  May '04 Crude Oil                                         (9,800) (0.12)
88  May '04 Corn                                              60,825   0.73
28  May '04 Soybean Meal                                     107,240   1.28
32  June '04 2 Year T-Note                                     4,500   0.05
30  June '04 Live Cattle                                         300   0.01
28  September '04 Eurodollar                                  (1,400) (0.02)

      Total United States Commodity Futures Positions        199,865   2.39

    European Commodity Futures Positions, Held Long:

114 June '04 5 Year Euro Bobl                                169,072   2.02
23  June '04  3 Month Euribor                                 15,192   0.19
55  June '04  2 Year Bond                                     37,174   0.44
60  June '04 10 Year German Bund                              20,646   0.25

        Total European Commodity Positions                   242,084   2.90

        Total Commodity Futures Positions                    441,949   5.29

    United States Commodity Futures Positions, Sold Short:

30  June '04 10 Year T-Note                                  (12,000) (0.14)
62  June '04 Mexican Peso                                     (1,450) (0.02)
                                                             (13,450) (0.16)

    Net Commodity Futures Positions                          428,499   5.13














                            See accompanying notes.
                                      F-4

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 MARCH 31, 2004
                                   (A Review)

                                                              Value   Percent


    Cash and Cash Equivalents in Trading Accounts:

      May '04 United States Treasury Bills
       ($5,000,000 Face Value)                            $4,973,700  59.51%
      United States Markets                                2,834,724  33.91
      Euro Dollar Markets                                     (7,304) (0.09)
      British Pound Markets                                 (200,227) (2.40)
      Australian Dollar Markets                              (21,787) (0.26)
      Japanese Yen Markets                                   350,792   4.20

      Total Cash and Cash Equivalents in Trading Accounts  7,929,898  94.87

        Total Investments                                 $8,358,397 100.00%






























                            See accompanying notes.
                                      F-5

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003


Contracts                                                     Value   Percent

    United States Commodity Futures Positions, Held Long:

27  Feb '04 Crude Oil                                       $(18,900) (0.25)%
54  Feb '04 Unleaded Gas                                      54,205   0.71
27  Mar '04 Soybeans                                          10,800   0.14
27  Mar '04 Soybean Meal                                      32,670   0.43
104 Mar '04 Euro FX                                          401,700   5.27
52  Mar '04 British Pound                                    142,675   1.87
53  Mar '04 Swiss Franc                                       22,025   0.29
27  Jan '04 Gas Oil                                           25,650   0.34
27  Feb '04 Brent Crude                                        5,940   0.08

      Total United States Commodity Futures Positions        676,765   8.88

    European Commodity Futures Positions, Held Long:

27  Mar '04 5 Year Euro Bobl                                    (340) (0.00)



    Japanese Commodity Futures Positions, Held Long:

27  Oct '04 Gold                                               1,010   0.01
53  Oct '04 Platinum                                          16,195   0.21

        Total Japanese Commodity Positions                    17,205   0.22

        Total Commodity Futures Positions                    693,630   9.10
















                            See accompanying notes.
                                      F-6

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003


Contracts                                                     Value   Percent

    Japanese Commodity Futures Positions, Sold Short:

27  Nov '04 Arabica Coffee                                $      630   0.01%


    Net Commodity Futures Positions                          694,260   9.11

    Cash and Cash Equivalents in Trading Accounts:

      Mar '04 United States Treasury Bills
       ($5,000,000 Face Value)                            $4,973,700  65.23%
      United States Markets                                1,940,209  25.44
      Euro Dollar Markets                                    (54,581) (0.72)
      British Pound Markets                                  (32,377) (0.42)
      Japanese Yen Markets                                   103,572   1.36

      Total Cash and Cash Equivalents in Trading Accounts  6,930,523  90.89

        Total Investments                                 $7,624,783 100.00%

























                            See accompanying notes.
                                      F-7

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)


                                                         2004       2003

INVESTMENT AND OTHER INCOME
  Interest income                                    $   17,385  $   18,005
  Redemption penalty                                                    735

      Total Income                                       17,385      18,740

EXPENSES
  Commissions                                           133,226     152,753
  Management fees                                             -      33,442
  Continuing service fee                                 76,172           -
  Incentive fees                                        261,124     366,519
  Professional accounting and legal fees                 43,006      31,927
  Other operating and administrative expenses            13,185         630

      Total Expenses                                    526,713     585,271

      Net Investment Loss                              (509,328)   (566,531)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain from trading in futures               1,432,544   3,015,220
  Realized gain (loss) on exchange rate
   fluctuation                                           10,937      22,334
  Changes in unrealized gains (losses) on open
   commodity open futures contracts                    (265,760) (1,181,098)

      Total Realized and Unrealized Gain
       (Loss) on Investments                          1,177,721   1,856,456

NET INCOME                                           $  668,393  $1,289,925

NET INCOME -
  Limited partnership unit                           $   155.80  $   278.00

  General partnership unit                           $           $








                            See accompanying notes.
                                      F-8

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)




                                   2004                   2003
                            Amount      Units      Amount      Units

Beginning balance-
December 31               $7,689,797  4,393.05   $6,200,090  4,727.47

Partner additions            188,803    103.44      181,420    112.66

Syndication costs             (7,934)        -            -         -

Partner withdrawals         (246,022)  (144.89)  (1,149,380)  (737.25)

Net Income                   668,393         -    1,289,925         -

Balance at March 31,      $8,293,037  4,351.60   $6,522,055  4,102.88





                                                     2004        2003

  Value per unit                                  $1,905.74   $1,589.63

  Total partnership units                          4,351.60    4,102.88


















                            See accompanying notes.
                                      F-9

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (A Review)


                                                     2004          2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $  668,393   $1,289,925
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in operating assets and liabilities -
      Investments                                     265,761      383,139
      Accrued interest receivable                     (13,150)      (2,102)
      Accrued/ prepaid commissions                    (10,156)      (1,723)
      Accrued management and incentive fees           166,690      379,139
      Prepaid incentive fees                           94,433            -
      Other payables and accruals                      (7,076)       1,775

          Net Cash Provided By
           Operating Activities                     1,164,895    2,050,153

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                               188,803       45,020
  Syndication costs                                    (7,934)           -
  Partner redemptions                                (251,109)    (327,763)

          Net Cash Used In
           Financing Activities                       (70,240)    (282,743)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                               1,094,655    1,767,410

CASH AND CASH EQUIVALENTS
  Beginning of period                               6,968,298    1,897,432

  End of period                                    $8,062,953   $3,664,842

End of period cash and cash equivalents
 consists of:
  Cash and cash equivalents in broker
   trading accounts                                $7,929,898   $3,664,641
  Cash                                                133,055          201

                                                   $8,062,953   $3,664,842




                            See accompanying notes.
                                      F-10

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      Interim Financial Statements - The balance sheet as of March 31, 2004, including the March 31, 2004 schedule of investments, and the statements of operations, partners' equity and cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

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

                            See accompanying notes.
                                      F-11

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      Reclassifications - Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2004 and 2003.

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

                            See accompanying notes.
                                      F-12

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

4.    FEES

      Prior to January 1, 2004, the Fund was charged the following fees:

      A monthly management fee of 2% (annual rate) of the Fund's net assets allocated to the Fund's Corporate General Partner.






                            See accompanying notes.
                                      F-13

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the periods ended March 31, 2004 and 2003.

                                                2004          2003

      Commission/Management Fee - Ashley      $106,560      $ 20,822

      Commission - Futures                    $      -      $104,146

      Continuing Service Fee - Futures        $ 76,172      $      -







                            See accompanying notes.
                                      F-14

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2004 and December 31, 2003 was $2,956,198 and $1,956,823, respectively, which equals approximately 36% and 25% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At March 31, 2004 and December 31, 2003, $4,973,700 and $4,973,700, respectively, was invested in U.S.
Treasury Bills, which approximates 60% and 65% of Net Asset Value, respectively.













                            See accompanying notes.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $68,440,887 and $38,468,967 on long positions at March 31, 2004 and December 31, 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.
      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at March 31, 2004 and December 31, 2003 were $428,499 and $694,260, respectively.

      Open contracts generally mature within three months. As of March 31, 2004, the latest maturity date for open futures contracts is September, 2004. However, the Fund intends to close all contracts prior to maturity.

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






                            See accompanying notes.
                                      F-16

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2004 AND 2003
                                   (A Review)

7.    FINANCIAL HIGHLIGHTS

                                                Three Months Ended March 31,

                                                     2004         2003
      Performance per Unit (5)

        Net unit value, beginning of period          $1,750.45    $1,311.50

        Net realized and unrealized gains/
         losses on commodity transactions               271.01       405.96

        Investment and other income                       4.01         4.23

        Expenses (1)                                   (119.73)     (132.06)

        Net increase (decrease) for the period          155.29       278.13

        Net unit value, end of period                $1,905.74    $1,589.63

      Net assets, end of period (000)                $   8,293       $6,522

      Total return (3)                                    8.87%       21.21%

      Ratio to average net assets (4)
        Investment and other income                       1.10%         .89%
        Expenses (2)                                    (10.33)%     (19.71)%

      (1) Includes brokerage commissions

      (2) Excludes brokerage commissions

      (3) Not annualized

      (4) Annualized for all periods

      (5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.











                            See accompanying notes.