Form 10-Q
period 2004-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2004-08-25
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                         Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the second quarter ended June 30, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

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

On June 3, 2004, the Registrant filed Post Effective Amendment No. 3 to its Registration Statement to disclose (i) the removal of Futures Investment Company as the principal selling agent; (ii) the removal of the 6% selling commission and 4% annual continuing service fee; (iii) the increase of brokerage commissions from 7% to 11%; and, (iv) the change in accountant to Michael J. Liccar & Co., CPA.

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated July 2, 2004 until the total amount of registered securities, $15,000,000, is sold or the offering terminates.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Michael P. Pacult
                                      Mr. Michael Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: August 25, 2004

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                Page

Accountants' Review Report                                       F-2

Financial Statements

  Balance Sheets as of June 30, 2004 and
  December 31, 2003                                              F-3

  Schedules of Investments as of June 30, 2004
  and December 31, 2003                                       F-4 - F-7

  Statements of Operations for the Three and Six
  Months Ended June 30, 2004 and 2003                            F-8

  Statements of Partners' Equity for the Six Months
  Ended June 30, 2004 and 2003                                   F-9

  Statements of Cash Flows for the Six Months Ended
  June 30, 2004 and 2003                                         F-10

  Notes to Financial Statements                              F-11 - F-17

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2004 and the related statements of operations for the three and six months ended June 30, 2004 and 2003, and the statements of partners' equity and cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

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

August 9, 2004
Oak Park, Illinois







               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2004 AND DECEMBER 31, 2003

                                    ASSETS
                                                    June 30,
                                                      2004      December 31,
                                                   (A Review)      2003

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                      $9,539,902    $6,930,523
    Net unrealized gain (loss) on open commodity
     futures contracts                                (46,226)      694,260

                                                    9,493,676     7,624,783

Cash                                                   32,276        37,775
Accrued interest receivable                             7,068         6,936
Prepaid incentive fees                                      -        94,433

                                                   $9,533,020    $7,763,927


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                      $   28,260    $   46,267
  Accrued trading commissions payable                  36,819           487
  Incentive fees payable                              339,135             -
  Front end load payable                                   60           376
  Other accrued liabilities                             7,000        27,000

        Total Liabilities                             411,274        74,130


PARTNERS' EQUITY
  Limited partners - (4,301.24 and 4,393.05 units)  9,121,746      7,689,797
  General partner - (0 units)

  Total Partners' Equity                            9,121,746      7,689,797

                                                   $9,533,020     $7,763,927









   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2004
                                  (A Review)

Contracts                                                    Value   Percent

         United States Commodity Futures Positions, Held Long:

32       Dec '04 CBT Soybean Oil                           $(21,888)  (0.23)%
32       Sept '04 CBT 10 Yr. Tnote                           (4,500)  (0.05)

           Total Commodity Futures Positions, Held Long     (26,388)  (0.28)

         United States Commodity Futures Positions, Sold Short:

32       Aug '04 CME Lean Hogs                              (21,760)  (0.23)
32       Sept '04 IMN New Mexican Peso                       (2,800)  (0.03)
33       Sept '04 KCBT Wheat                                 26,288    0.28
                                                              1,728    0.02

         Japanese Commodity Futures Positions, Sold Short:

32       July '05 TGE Raw Sugar                              (8,212)  (0.09)
33       April '05 TCE Gold                                  (4,106)  (0.04)
                                                            (12,318)  (0.13)

  European Commodity Futures Positions, Sold Short:

32       Dec '04 LIFFE 3M Euribor                            (9,248)  (0.10)
                                                             (9,248)  (0.10)

         Net Commodity Futures Positions, Sold Short        (19,838)  (0.21)

         Net Commodity Futures Positions                    (46,226)  (0.49)

















   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2004
                                  (A Review)

                                                        Value      Percent
  Cash and Cash Equivalents in Trading Accounts:

    Aug '04 United States Treasury Bills
     ($5,000,000 Face Value)                          $4,986,600    52.53%
    United States Markets                              4,559,743    48.03
    Euro Dollar Markets                                   25,339     0.27
    British Pound Markets                               (189,631)   (2.00)
    Australian Dollar Markets                            (19,882)   (0.21)
    Japanese Yen Markets                                 177,733     1.87

    Total Cash and Cash Equivalents
     in Trading Accounts                               9,539,902   100.49

      Total Investments                               $9,493,676   100.00%
































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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)

                                   Three months ended     Six months ended
                                         June 30,              June 30,
                                     2004       2003       2004      2003

INVESTMENT AND OTHER INCOME
  Interest income                $   18,520 $   18,731 $   35,905 $   36,736
  Redemption penalty                            13,654                14,389

         Total Income                18,520     32,385     35,905     51,125

EXPENSES
  Commissions                       186,872    168,215    320,098    320,968
  Management fees                               35,068                68,510
  Continuing service fee             55,539               131,711
  Incentive fees                    339,135    230,581    600,259    597,100
  Professional accounting and
   legal fees                        14,779     17,680     57,785     49,607
  Other operating and
   administrative expenses            7,078        737     20,263      1,367

         Total Expenses             603,403    452,281 1,130,116   1,037,552

         Net Investment Loss       (584,883)  (419,896)(1,094,211)  (986,427)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain from trading in
   futures                        2,030,587  1,059,454  3,463,131  4,074,674
  Realized gain (loss) on exchange
   rate fluctuation                 (12,447)    44,587     (1,510)    66,921
  Changes in unrealized gains
   (losses) on open commodity
   open futures contracts          (474,726)   (32,232)  (740,486)(1,213,330)

    Total Realized and
     Unrealized Gain
     (Loss) on Investments        1,543,414  1,071,809  2,721,135  2,928,265

NET INCOME                       $  958,531 $  651,913 $1,626,924 $1,941,838

NET INCOME -
  Limited partnership unit      $220.40      $157.49      $374.90
$442.36

  General partnership unit      $      $      $      $


   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)




                                           2004                  2003
                                    Amount      Units     Amount      Units

Beginning balance-
 December 31                      $7,689,797  4,393.05  $6,200,090  4,727.47

Partner additions                    491,103    250.16     953,716    552.96

Syndication costs                    (12,429)                    -      -

Partner withdrawals                 (673,649)  (341.97) (1,236,244)  (794.18)

Net Income                         1,626,924             1,941,838      -

Balance at June 30,               $9,121,746  4,301.24  $7,859,400  4,486.25





                                                            2004      2003

  Value per unit                                         $2,120.72 $1,751.89

  Total partnership units                                 4,301.24  4,486.25



















   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (A Review)


  2004      2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $1,626,924  $1,941,838
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in unrealized losses                        740,486   1,213,330
    Changes in operating assets and liabilities -
      Accrued interest receivable                          (132)     (1,452)
      Accrued/ prepaid commissions                                   (5,749)
      Accrued management and incentive fees             339,135     225,906
      Prepaid incentive fees                             94,433
      Other payables and accruals                        16,016      (4,300)

          Net Cash Provided By
           Operating Activities                       2,816,862   3,369,573

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                 491,103     415,270
  Syndication costs                                     (12,429)
  Partner redemptions                                  (691,656) (1,308,822)

          Net Cash Used In
           Financing Activities                        (212,982)   (893,552)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                 2,603,880   2,476,021

CASH AND CASH EQUIVALENTS
  Beginning of period                                 6,968,298   5,088,099

  End of period                                      $9,572,178  $7,564,120

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                  $9,539,902  $7,519,558
  Cash                                                   32,276      44,562

                                                     $9,572,178  $7,564,120






   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

      Interim Financial Statements - The balance sheet as of June 30, 2004, including the June 30, 2004 schedule of investments, and the statements of operations for the three and six months ended June 30, 2004 and 2003, and the statements of partners' equity and cash flows for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.

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

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2004 and 2003.

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

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

      The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the six months ended June 30, 2004 and 2003.

                                                2004         2003

      Commission/Management Fee - Ashley      $256,167      $ 68,542

      Commission - Futures                    $      -      $249,420

      Continuing Service Fee - Futures        $131,711      $      -

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2004 and December 31, 2003 was $4,553,302 and $1,956,823, respectively, which equals approximately 50% and 25% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At June 30, 2004 and December 31, 2003, $4,986,600 and $4,973,700, respectively, was invested in U.S. Treasury Bills, which approximates 55% and 65% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $3,968,132 and $38,468,967 on long positions at June 30, 2004 and December 31, 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains/(losses) on open commodity futures contracts at June 30, 2004 and December 31, 2003 were $(46,226) and $694,260, respectively.

      Open contracts generally mature within three months. As of June 30, 2004, the latest maturity date for open futures contracts is April, 2005. However, the Fund intends to close all contracts prior to maturity.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2004 AND 2003
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                   Three months ended     Six months ended
                                         June 30,              June 30,
                                     2004       2003       2004      2003

  Performance per Unit (5)

  Net unit value, beginning of
   period                        $ 1,905.74 $ 1,589.63 $ 1,750.45 $1,311.50

  Net realized and unrealized
   gains/losses on commodity
   transactions                      349.46     263.70     622.42    670.56

  Investment and other income          4.26       7.82       8.27     11.93

  Expenses (1)                      (138.74)   (109.26)   (260.42)  (242.10)

  Net increase (decrease) for
   the period                        214.98     162.26     370.27    440.39

  Net unit value, end of period  $ 2,120.72 $ 1,751.89 $ 2,120.72 $1,751.89

  Net assets, end of period (000)$    9,122 $    7,859 $    9,122 $   7,859

  Total return (3)                    11.28%     10.21%     21.15%    33.58%

  Ratio to average net assets (4)
   Investment and other income         1.25%      1.80%      0.52%     1.49%
   Expenses (2)                      (28.17)%   (15.80)%   (11.80)%  (20.89)%

(1) Includes brokerage commissions

(2) Excludes brokerage commissions

(3) Not annualized

(4) Annualized for all periods

(5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.