Form 10-Q
period 2004-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2004-11-15
CIK 865549

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                         Part 1 - FINANCIAL INFORMATION

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2004, and audited results for the calendar year 2003 are attached hereto and made a part hereof.

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

The Units are sold issuer direct by the General Partner at the Net Asset Value per Unit as of the close of business on the last day of the month in which subscriptions are received by the General Partner.

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

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                       Atlas Futures Fund, Limited Partnership
                                  By Ashley Capital Management, Incorporated
                                  Its General Partner


                                  By: /s/ Michael P. Pacult
                                      Mr. Michael Pacult
                                      Sole Director, Sole Shareholder,
                                      President, and Treasurer of the
                                      General Partner
Date: November 15, 2004

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                              Page

  Accountants' Review Report                                   F-2

  Financial Statements

  Balance Sheets as of September 30, 2004 and
   December 31, 2003                                           F-3

  Schedules of Investments as of September 30, 2004 and
   December 31, 2003                                        F-4 - F-7

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2004 and 2003                           F-8

  Statements of Partners' Equity for the Nine Months
   Ended September 30, 2004 and 2003                           F-9

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2004 and 2003                                 F-10

  Notes to Financial Statements                            F-11 - F-17

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware

                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2004 and the related statements of operations for the three and nine months ended September 30, 2004 and 2003, and the statements of partners' equity and cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with
standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 9, 2004
Oak Park, Illinois







               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                    ASSETS

                                                   September 30,
                                                      2004      December 31,
                                                    (A Review)      2003

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                         $9,676,933  $6,930,523
    Net unrealized gain on open commodity
     futures contracts                                 923,835     694,260

                                                    10,600,768   7,624,783

Cash                                                    28,656      37,775
Accrued interest receivable                              9,822       6,936
Prepaid incentive fees                                       -      94,433

                                                   $10,639,246  $7,763,927

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Partner redemptions payable                      $    13,454  $   46,267
  Accrued trading commissions payable                    8,056         487
  Incentive fees payable                               805,046           -
  Front end load payable                                    60         376
  Other accrued liabilities                              7,000      27,000

        Total Liabilities                              833,616      74,130


PARTNERS' EQUITY
  Limited partners - (3,978.48 and 4,393.05 units)   9,805,630   7,689,797
  General partner - (0 units)                                -           -

        Total Partners' Equity                       9,805,630   7,689,797

                                                   $10,639,246  $7,763,927










   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2004
                                  (A Review)

Contracts                                                     Value  Percent

         United States Commodity Futures Positions, Held Long:

120      Dec '04 CMX Copper                                  $236,313  2.23%
120      Nov '04 NMX Unleaded Gas                              39,144  0.37
 40      Oct '04 IPE Gas Oil                                  128,000  1.21
 80      Nov '04 IPE Brent Crude                               92,000  0.87
 40      Dec '04 IMM Swiss Francs                               6,500  0.06
 40      Dec '04 CBT 2yr T Notes                                8,750  0.08
 80      Nov '04 NMX Heating Oil                               45,696  0.43
120      Nov '04 NMX Light Sweet Crude                        120,800  1.14

           Total United States Commodity Futures Positions    677,203  6.39

         Japanese Commodity Futures Positions, Held Long:

 40      Aug '05 TCE Gold                                       6,169  0.06
 80      Aug '05 TCE Platinum                                   7,602  0.07

           Total Japanese Commodity Futures Positions          13,771  0.13

         British Commodity Futures Positions, Held Long:

 80      Dec '04 LIFFE Long Gilt                              108,570  1.02

           Total British Commodity Futures Positions          108,570  1.02

         Australian Commodity Futures Positions, Held Long:

 40      Dec '04 SFE Aussie 90 Day Bk Bill                       (696)    -
 40      Dec '04 SFE 3yr T Bond                                (8,051)(0.08)

           Total Australian Commodity Futures Positions        (8,747)(0.08)

           Total Commodity Futures Positions                  790,797  7.46











   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2004

                                  (A Review)

Contracts/
Amount                                                        Value  Percent

         United States Commodity Futures Positions, Sold Short:

40       Dec '04 NBT Cotton                                  $  9,000  0.08%
40       Dec '04 CBT Wheat                                     27,500  0.26
40       Dec '04 CBT Corn                                      37,000  0.35
40       Dec '04 CBT Soybean Meal                              15,200  0.14
40       Nov '04 CBT Soy Beans                                 32,000  0.30

           Total United States Commodity Futures Positions    120,700  1.13

         Japanese Commodity Futures Positions, Sold Short:

80       Sep '05 TGE Corn                                      12,338  0.12

           Total Commodity Futures Positions, Sold Short      133,038  1.25

           Net Commodity Futures Positions                    923,835  8.71

         Open Forward Positions:

5,000,000      Oct '04 Swiss Francs, Long                      (4,174)(0.04)

5,000,000      Oct '04 Swiss Francs, Short                      4,174  0.04

         Net Forward Positions      -      -

         Cash and Cash Equivalents in Trading Accounts:

           Dec '04 United States Treasury Bills
            ($8,000,000 Face Value)                         7,968,080 75.17
           United States Markets                            1,840,954 17.37
           Euro Markets                                       (19,218)(0.18)
           British Pound Markets                            (206,595) (1.95)
           Australian Dollar Markets                         (30,722) (0.29)
           Japanese Yen Markets                              124,434   1.17

           Total Cash and Cash Equivalents
            in Trading Accounts                            9,676,933  91.29

             Total Investments                           $10,600,768 100.00%



   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003


Contracts                                                     Value  Percent

         United States Commodity Futures Positions, Held Long:

 27      Feb '04 Crude Oil                                  $ (18,900)(0.25)%
 54      Feb '04 Unleaded Gas                                  54,205  0.71
 27      Mar '04 Soybeans                                      10,800  0.14
 27      Mar '04 Soybean Meal                                  32,670  0.43
104      Mar '04 Euro FX                                      401,700  5.27
 52      Mar '04 British Pound                                142,675  1.87
 53      Mar '04 Swiss Franc                                   22,025  0.29
 27      Jan '04 Gas Oil                                       25,650  0.34
 27      Feb '04 Brent Crude                                    5,940  0.08

           Total United States Commodity Futures Positions    676,765  8.88

         European Commodity Futures Positions, Held Long:

 27      Mar '04 5 Year Euro Bobl                                (340)(0.00)



         Japanese Commodity Futures Positions, Held Long:

 27      Oct '04 Gold                                           1,010  0.01
 53      Oct '04 Platinum                                      16,195  0.21

           Total Japanese Commodity Futures Positions          17,205  0.22

           Total Commodity Futures Positions                  693,630  9.10

















   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003


Contracts                                                     Value  Percent

         United States Commodity Futures Positions, Held Long:

120      Dec '04 CMX Copper                                  $236,313  2.23%
Contracts                                                     Value  Percent

         Japanese Commodity Futures Positions, Sold Short:

27       Nov '04 Arabica Coffee                              $    630  0.01%


         Net Commodity Futures Positions                      694,260  9.11

         Cash and Cash Equivalents in Trading Accounts:

           Mar '04 United States Treasury Bills
            ($5,000,000 Face Value)                         4,973,700 65.23
           United States Markets                            1,940,209 25.44
           Euro Markets                                       (54,581)(0.72)
           British Pound Markets                              (32,377)(0.42)
           Japanese Yen Markets                               103,572  1.36

           Total Cash and Cash Equivalents in
            Trading Accounts                                6,930,523 90.89

            Total Investments                              $7,624,783 100.00%




















   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)

                                        Three months ended  Nine months ended
                                          September 30,       September 30,
                                          2004      2003      2004      2003

INVESTMENT AND OTHER INCOME
  Interest income                  $   28,910 $  14,886 $   64,815 $   51,622
  Redemption penalty                                148                14,537

    Total Income                       28,910    15,034     64,815     66,159

EXPENSES
  Commissions                         267,594   167,901    587,692    488,869
  Management fees                           -    38,210          -    106,720
  Continuing service fee                    -   131,711
  Incentive fees                      465,910         -  1,066,170    597,100
  Professional accounting and legal
   fees                                33,017    24,589     90,802     74,196
  Other operating and administrative
   expenses                             2,241       642     22,504      2,009

    Total Expenses                    768,763   231,342  1,898,879  1,268,894

    Net Investment Loss              (739,853)(216,308)(1,834,064)(1,202,735)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain (loss) from trading
   in futures                       1,162,778 (554,809) 4,625,908  3,519,865
  Realized gain (loss) on exchange
   rate fluctuation                    (1,603)  10,076     (3,113)    76,997
  Changes in unrealized gains
   (losses) on open commodity
   open futures contracts             970,061  542,223    229,575   (671,107)

    Total Realized and Unrealized
     Gain (Loss) on Investments     2,131,236   (2,510) 4,852,371  2,925,755

NET INCOME (LOSS)                  $1,391,383$(218,818)$3,018,307 $1,723,020

NET INCOME (LOSS) -
  Limited partnership unit          $  352.29 $ (48.46) $  717.01  $  388.81

  General partnership unit          $         $         $          $




   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)




                                           2004                  2003
                                    Amount      Units     Amount      Units

Beginning balance-
 December 31,                     $7,689,797  4,393.05  $6,200,090  4,727.47

Partner additions                    714,331    349.30   1,114,348    649.40

Syndication costs                    (12,429)               (5,860)        -

Partner withdrawals               (1,604,376)  (763.87) (1,468,381)  (933.04)

Net Income                         3,018,307             1,723,020         -

Balance at September 30,          $9,805,630  3,978.48  $7,563,217  4,443.83





                                                          2004      2003

  Value per unit                                       $2,464.67  $1,701.96

  Total partnership units                               3,978.48   4,443.83



















   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (A Review)


                                                         2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $3,018,307  $1,723,020
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in unrealized gains                         (229,575)
671,107
    Changes in operating assets and liabilities -
      Accrued interest receivable                         (2,886)        219
      Accrued/ prepaid commissions                         7,569      (2,066)
      Accrued management and incentive fees              805,046           -
      Prepaid incentive fees                              94,433           -
      Other payables and accruals                        (20,316)       (500)

        Net Cash Provided By
         Operating Activities                          3,672,578   2,391,780

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  714,331   1,104,347
  Syndication costs                                      (12,429)     (5,860)
  Partner redemptions                                 (1,637,189) (1,373,069)

        Net Cash Used In
         Financing Activities                           (935,287)   (274,582)

NET INCREASE IN CASH
 AND CASH EQUIVALENTS                                  2,737,291   2,117,198

CASH AND CASH EQUIVALENTS
  Beginning of period                                  6,968,298   5,088,099

  End of period                                       $9,705,589  $7,205,297

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                   $9,676,933  $7,197,085
  Cash                                                    28,656       8,212

                                                      $9,705,589  $7,205,297





   The accompanying notes are an integral part of the financial statements.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

      Interim Financial Statements - The balance sheet as of September 30, 2004, including the September 30, 2004 schedule of investments, and the statements of operations for the three and nine months ended September 30, 2004 and 2003, and the statements of partners' equity and cash flows for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004 and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended September 30, 2004 and 2003.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

      Effective June 1, 2004, the monthly commission was changed from 7% to 11% and the continuing service fee was eliminated.

      The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the nine months ended September 30, 2004 and 2003.

                                            2004           2003

  Commission/Management Fee - Ashley      $587,692      $488,869

  Commission - Futures                    $      -      $106,720

  Continuing Service Fee - Futures        $131,711      $      -

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2004 and December 31, 2003 was $1,708,853 and $1,956,823, respectively, which equals approximately 17% and 25% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At September 30, 2004 and December 31, 2003, $7,968,080 and $4,973,700, respectively, was invested in U.S. Treasury Bills, which approximates 81% and 65% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

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

      The market risk is limited to the gross or face amount of the contracts held of $87,912,509 and $38,468,967 on long positions at September 30, 2004 and December 31, 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at September 30, 2004 and December 31, 2003 were $923,835 and $694,260, respectively.

      Open contracts generally mature within three months. As of September 30, 2004, the latest maturity date for open futures contracts is September, 2005. However, the Fund intends to close all contracts prior to maturity.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2004 AND 2003 AND DECEMBER 31, 2003
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

Performance per Unit (5)

  Net unit value, beginning of
   period                          $2,120.72  $1,751.89  $1,750.45 $1,311.50

  Net realized and unrealized
   gains/losses on commodity
   transactions                       531.28      (2.02)  1,149.90    666.18

  Investment and other income           7.32       3.33      15.40     15.17

  Expenses (1)                       (194.65)    (51.24)   (451.08)  (290.89)

  Net increase (decrease) for the
   period                             343.95     (49.93)    714.22    390.46

  Net unit value, end of period    $2,464.67  $1,701.96  $2,464.67 $1,701.96

Net assets, end of period (000)       $9,805     $7,563     $9,805 $   7,563

Total return (3)                       16.22%     -2.85%     40.80%    29.77%

Ratio to average net assets (4)
  Investment and other income           1.25%       .78%      1.00%     1.25%
  Expenses (2)                        (21.62)%   (14.74)%   (20.14)% (13.58)%

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