Form 10-K
period 2004-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2005-04-08
CIK 865549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2004
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-61217

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                              51-0380494
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

    101 N. Fairfield Drive, Dover, DE                     19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
             None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                                (Title of class)

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act).    Yes ___ No _X_

State the aggregate market value of the voting stock held by non-affiliates of the registrant: None. There is no market for the Units of Partnership interests and none is expected to develop. This is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998, 1999, 2000, 2001, 2002, and 2003 at Registration No. 333-61217.

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

By Notice to Limited Partners dated May 24, 2004 and by subsequent post effective amendment to its Registration Statement dated June 3, 2004 that became effective July 2, 2004, the General Partner provided disclosure of certain changes to the Fund operation, including (i) the change in selling agent from Futures Investment Company to the partnership itself to be sold issuer-direct; (ii) removal of the 6% selling commission and 4% continuing service fee; (iii) the increase of the fixed brokerage commissions from 7% to 11%; and, (iv) the change of the Fund accountant to Michael J. Liccar & Co., CPA, 53 West Jackson Blvd, Suite 1250, Chicago IL 60604.

By Notice to Limited Partners dated October 20, 2004, the General Partner disclosed that the futures commission merchant would be changed from Citigroup Global Markets, Inc. to Man Financial, Inc., 717 Fifth Avenue, 9th Floor, New York, New York 10022-8101 and that Mt. Kemble Futures LLC, 1099 Mt Kemble Ave, Morristown NJ 07960 would be added as the sole introducing broker, to receive a portion of the round turn commissions paid by the General Partner to the futures commission merchant.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Since the inception of trading, the Fund account has been traded by a single CTA, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521 (630) 323-5913. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of Michael J. Liccar & Co., CPA, 53 West Jackson Blvd, Suite 1250, Chicago IL 60604. The CTA is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit, as that term is defined in the partnership agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference. None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership or ownership in the General Partner or the trading advisor. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

Ashley Capital Management, Inc. the corporate General Partner and Commodity Pool Operator, provides all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for eleven twelfths of one percent (11/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [eleven percent (11%) per year]. The FCM is selected by the General Partner and holds the Fund's trading equity and places the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

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

Events Subsequent to December 31, 2004: By Notice to Limited Partners dated January 11, 2005 and by subsequent post effective amendment to its Registration Statement dated January 24, 2005 that became effective February 1, 2005 and post effective amendment to its Registration Statement dated February 22, 2005 that became effective March 8, 2005, the General Partner provided disclosure that, NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, would (i) be added as a CTA; (ii) assigned $2,000,000 in equity to trade; (iii) receive a two percent (2%) annual management fee on the first $2,000,000 under management and 1% on all equity assigned to it in excess of $2,000,000; and, (iv) receive a twenty percent (20%) incentive fee. Because Mt. Kemble Futures, LLC, the introducing broker, is affiliated with NuWave, Mt. Kemble will not receive any portion of the brokerage commissions paid to Man Financial, Inc. for trades placed for the Fund by NuWave.

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated March 8, 2005 until the balance of un-issued registered securities, $5,463,570, as of December 31, 2004, is sold or the offering terminates.

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance is on deposit and available as margin to secure trading through Man Financial, Inc., the FCM. Man Financial, Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of commodities is highly speculative and the Fund is at unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the Selling Agent, the CTA, the FCM, the IB or any of their Affiliates, directors or officers.

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

                                    PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The Fund has less than 300 holders of its securities. Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market of interests will develop and that the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its Partners. The Fund has not made any distributions as of the date hereof.
The Fund has no securities authorized for issuance under equity compensation plans. See the Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the limitations upon transfer and right of redemption provided to Partners.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2000 to December 31, 2004.

                                               Year to Date

                               2004      2003      2002      2001      2000
Performance per Unit (3)

  Net unit value, beginning
   of year                  $1,750.45 $1,311.50 $1,181.89 $1,253.33 $  954.37

  Net realized and unrealized
   gains/losses on commodity
   transactions              1,573.93    735.70    298.13    (12.68)   447.29
  Investment and other income   27.57     18.43     18.32     38.70     47.33
  Expenses (1)                (620.54)  (315.18)  (186.84)   (97.46) (195.66)

  Net increase (decrease)
   for the year                980.96    438.95    129.61    (71.44)   298.96

  Net unit value, end of
   year                     $2,731.41 $1,750.45 $1,311.50 $1,181.89 $1,253.33

Net assets, end of
 period (000)               $  11,791 $   7,690 $   6,200 $   6,102 $   5,558

Total return                    56.04%    33.47%    10.97%    (5.97)%  31.33%

Ratio to average net assets
  Investment and other income    1.23%     1.10%     1.48%    3.36%     4.37%
  Expenses (2)                 (17.91)%  (10.33)%   (7.62)%  (3.09)% (13.71)%

(1)      Includes brokerage commissions

(2)      Excludes brokerage commissions

(3) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2004 and 2003:

Quarters ended:
                                  March 31,  June 30,   Sep 30,    Dec 31,
                                     2004      2004      2004        2004

Total Investment Gain            $1,177,721 $1,543,414 $2,131,236 $1,784,946
Net Income                          668,393    958,531  1,391,383  1,112,478

Net Income per partnership unit      155.80     220.40     352.29     248.73
Net asset value per partnership
 unit at the end of the period     1,905.74   2,120.72   2,464.67   2,731.41

                                  March 31,  June 30,   Sep 30,    Dec 31,
                                    2003       2003      2003       2003

Total Investment Gain (Loss)     $1,856,456 $1,071,809 $   (2,510) $ 372,910
Net Income (Loss)                 1,289,925    651,913   (218,818)   261,562

Net Income (Loss) per
 partnership unit                    278.00     157.49     (48.46)     60.17
Net asset value per partnership
 unit at the end of the period     1,589.63   1,751.89   1,701.96   1,750.45

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price (e.g. swap and forward contracts which are traded in the inter-bank market).

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., 97% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. Approximately 10% to 40% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001, 2002, 2003 and 2004 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTA selected is totally responsible for the selection of trades. As evidenced by the increase in per unit value disclosed above, the trading advisor has been successful. The General Partner has selected a second CTA to trade for the fund during the year 2005. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures, forward and swap contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward and swap contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. The CTAs trade for the Fund only with those counterparties which they believe to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective partner prior to their investment.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2004 were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

Item 9B.  Other Information.

None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant
The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 60, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

Commencing in August 2003 to present, Mr. Pacult has also been the sole Owner, Director and President of Ashley Capital Management, Inc., the commodity pool operator of this partnership; and from August 2003, to present, he has been the sole Owner, Director and President of Belmont Capital Management, Inc., a commodity pool operator of partnership that competes with this partnership; and, from April 2003 to present, he has been the sole Owner, Director and President of White Oak Financial Services, Inc., a commodity pool operator that will also compete with this partnership; and, from October 2004 to present, he has been the sole Owner, Director and President of TriView Capital Management, Inc., a commodity pool operator that will also compete with this partnership. Since August 2003, he has also served as the individual general partner of this partnership. Since April 2003, he has also served as the individual general partner of another commodity pool, Providence Select Fund, LP, which is presently registering its securities with the SEC. Since October 2004, he has also served as the individual managing member of another public commodity pool, TriView Global Fund, LLC, which is presently registering its securities with the SEC.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

Code of Ethics

The Fund General Partner is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the General Partner are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association are responsible for the quality of the Fund disclosures or its operation, those functions are exclusively the responsibility of the Fund and its General Partner.

Item 11.  Executive Compensation.
Although there are no executives in the partnership, the corporate General Partner is paid compensation that the Fund has elected to disclose on this Form 10-K. The Fund pays its corporate General Partner fixed brokerage commissions of eleven percent (11%) per year, payable monthly, to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference between the cost to enter the trades and the eleven percent.

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the Fund:

      Name      Percent Ownership
      None      N/A

(b) As of December 31, 2004, the General Partner owned no Units of Limited Partnership Interests.

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

Item 13.  Certain Relationships and Related Transactions.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management. The General Partner has sole discretion over the selection of trading advisors. Ashley Capital Management, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, both General Partners have a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

(a)      Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2004 and 2003 were $23,815 and $30,125, respectively.

(b)      Audit Related Fees

None

(c)      Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2004 and 2003 were $5,055 and $5,075, respectively.

(d)      All Other Fees

None

(e) The Board of Directors of Ashley Capital Management, Inc., General Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountant for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

                                    Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   The following documents are filed as part of this report:

      1. Financial Statements

      See Index to Financial Statements for the years ended December 31, 2004, 2003, and 2002.

      The Financial Statements begin on page F-1 of this report.

      2. Financial Schedules

      Not applicable, not required, or included in the Financial Statements.

      3. Exhibits.

Incorporated by reference from Form S-1, and all amendments at file No. 333-61217 previously filed with the Washington, D. C. office of the Securities and Exchange Commission.

(b)    Reports on Form 8-K: none

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management, Inc.
                                    Its General Partner


Date: April 8, 2005                 By:  /s/ Michael P. Pacult
                                         Mr. Michael P. Pacult
                                         Sole Director, Sole Shareholder
                                         President and Treasurer


Date: April 8, 2005                 By:  /s/ Michael P. Pacult
                                         Mr. Michael P. Pacult
                                         General Partner

*******************************************************************************
                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                           YEARS ENDED DECEMBER 31,
                              2004, 2003 AND 2002

                                                               Page

Report of Independent Registered Public Accounting Firm        F-2

Financial Statements

  Balance Sheets                                               F-3

  Schedules of Investments                                  F-4 - F-7

  Statements of Income                                         F-8

  Statements of Partners' Equity                               F-9

  Statements of Cash Flows                                     F-10

  Notes to Financial Statements                            F-11 - F-17




































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants



To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying balance
sheets, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                              We conducted our audits in accordance with the
standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



/s/ Frank L. Sassetti & Co.


February 14, 2005
Oak Park, Illinois














               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2004 AND 2003

                                    ASSETS
                                                        2004         2003

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                         $12,280,244  $6,930,523
  Net unrealized gain (loss) on open commodity
   futures contracts                                    (97,995)    694,260

                                                     12,182,249   7,624,783

Cash                                                     18,289      37,775
Accrued interest receivable                              22,314       6,936
Prepaid incentive fees                                        -      94,433

                                                    $12,222,852  $7,763,927


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                       $    28,746  $   46,267
  Accrued trading commissions payable                    15,414         487
  Front end load payable                                     60         376
  Incentive fees payable                                362,733           -
  Other accrued liabilities                              24,950      27,000

  Total Liabilities                                     431,902      74,130


PARTNERS' EQUITY
  Limited partners - (4,316.80 and 4,393.05 units)   11,790,949   7,689,797
  General partner - (0 units)

  Total Partners' Equity                             11,790,949   7,689,797

                                                    $12,222,852  $7,763,927

















   The accompanying notes are an integral part of the financial statements.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2004


Contracts                                                     Value   Percent

     United States Commodity Futures Positions, Held Long:

80   Mar '05 CBT Soybeans                                  $ (32,000) (0.26)%
40   Mar '05 CBT 10-Year Treasury Notes                      (10,000) (0.08)
40   Feb '05 CME Lean Hogs                                    (4,200) (0.03)
40   Mar '05 CSC Coffee                                       93,000   0.76
40   Mar '05 IMM British Pounds                              (59,000) (0.48)
40   Mar '05 IMM Swiss Francs                                (21,000) (0.17)
40   Mar '05 IMM Mexican Peso                                    500   0.00

       Total United States Commodity Futures Positions       (32,700) (0.26)

     British Commodity Futures Positions, Held Long:

40   Sep '05 LIFFE 3 MO Sterling                               7,702   0.06

       Total British Commodity Futures Positions               7,702   0.06

     Australian Commodity Futures Positions, Held Long:

40   Mar '05 SYD 90 Day Australian Bill                       (2,245) (0.02)

       Total Australian Commodity Futures Positions           (2,245) (0.02)

       Total Commodity Futures Positions                     (27,243) (0.22)


























   The accompanying notes are an integral part of the financial statements.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2004


Contracts                                                     Value   Percent

     United States Commodity Futures Positions, Sold Short:

40   Mar '05 CBT 2-Year Treasury Notes                     $  (5,000) (0.04)%
40   Mar '05 CSC Cocoa                                        (4,600) (0.04)
40   Feb '05 New York Unleaded Gas                           (61,152) (0.50)

       Total United States Commodity Futures Positions,
        Sold Short                                           (70,752) (0.58)

       Net Commodity Futures Positions                       (97,995) (0.80)

     Cash and Cash Equivalents in Trading Accounts:

       Mar '05 United States Treasury Bills
        ($10,570,000 Face Value)                          10,512,712  86.29
       May '05 United States Treasury Bills
        ($1,250,000 Face Value)                            1,236,477  10.15
       United States Markets                                 287,356   2.36
       Eurodollar Markets                                    218,154   1.79
       British Pound Markets                                  (1,027) (0.01)
       Australian Dollar Markets                              (6,326) (0.05)
       Japanese Yen Markets                                   32,900   0.27

       Total Cash and Cash Equivalents
        in Trading Accounts                               12,280,244 100.80

         Total Investments                               $12,182,249 100.00%
























   The accompanying notes are an integral part of the financial statements.
                                      F-5


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























    The accompanying notes are an integral part of the financial statements
                                      F-6


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2003


Contracts                                                     Value   Percent

     Japanese Commodity Futures Positions, Sold Short:

27   Nov '04 Arabica Coffee                               $      630   0.01%


     Net Commodity Futures Positions                         694,260   9.11

     Cash and Cash Equivalents in Trading Accounts:

       Mar '04 United States Treasury Bills
        ($5,000,000 Face Value)                           $4,973,700  65.23
       United States Markets                               1,940,209  25.44
       Euro Dollar Markets                                   (54,581) (0.72)
       British Pound Markets                                 (32,377) (0.42)
       Japanese Yen Markets                                  103,572   1.36

       Total Cash and Cash Equivalents
        in Trading Accounts                                6,930,523  90.89

         Total Investments                                $7,624,783 100.00%































    The accompanying notes are an integral part of the financial statements
                                      F-7


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002



                                                  2004      2003      2002

INVESTMENT AND OTHER INCOME
  Interest income                             $  116,543 $  66,435 $  82,435
  Redemption penalty                                   -    15,200     4,761

    Total Income                                 116,543    81,635    87,196

EXPENSES
  Commissions                                    921,708   630,488   439,971
  Management fees                                      -   142,919   111,992
  Continuing service fee                         131,711    22,466
  Incentive fees                               1,428,902   502,667   269,367
  Professional accounting and legal fees         117,343    82,023    66,669
  Other operating and administrative expenses     23,411    15,155     1,245

    Total Expenses                             2,623,075 1,395,718   889,244

    Net Investment Loss                       (2,506,532)(1,314,083)(802,048)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain from trading in futures        7,430,148  3,715,385  202,558
  Realized gain (loss) on exchange rate
   fluctuation                                      (576)    72,978   82,092
  Changes in unrealized gains (losses) on
  open futures contracts                        (792,255)  (489,698)1,061,861

  Total Realized and Unrealized Gain
  on Investments                               6,637,317  3,298,665 1,346,511

NET INCOME                                    $4,130,785 $1,984,582 $ 544,463

NET INCOME -
  Limited partnership unit                       $977.22    $447.20   $112.92

  General partnership unit                       $          $         $















    The accompanying notes are an integral part of the financial statements
                                      F-8


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                                  TOTAL
                          LIMITED PARTNERS GENERAL PARTNERS PARTNERS' EQUITY
                          Amount     Units Amount     Units Amount     Units
Balance -
January 1, 2002      $6,102,458  5,163.32  $             $6,102,458  5,163.32

Subscriptions of
533.74 units            631,659    533.74                   631,659    533.74

Syndication costs paid   (5,250)                             (5,250)

Redemptions of
969.59 units         (1,073,240)  (969.59)               (1,073,240) (969.59)

Net income              544,463                             544,463

Balance -
December 31, 2002     6,200,090  4,727.47                 6,200,090 4,727.47

Subscriptions of
 649.88 units         1,114,348    649.88                 1,114,348   649.88

Syndication costs paid  (57,453)                            (57,453)

Redemptions of
 984.30 units        (1,551,770)  (984.30)               (1,551,770) (984.30)

Net income            1,984,582                           1,984,582

Balance -
December 31, 2003     7,689,797  4,393.05                 7,689,797 4,393.05

Subscriptions of
 723.76 units         1,704,641    723.76                 1,704,641   723.76

Syndication costs paid  (12,429)                            (12,429)

Redemptions of
 800.01 units        (1,721,845)  (800.01)               (1,721,845) (800.01)

Net income            4,130,785                           4,130,785

Balance -
December 31, 2004   $11,790,949  4,316.80 $             $11,790,949 4,316.80

                             December 31,   December 31,   December 31,
                                 2004           2003           2002
  Value per unit              $2,731.41      $1,750.45      $1,311.50
  Total partnership units      4,316.80       4,393.05       4,727.47






    The accompanying notes are an integral part of the financial statements
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                2004       2003       2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $4,130,785 $1,984,582 $  544,463
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
    activities -
    Changes in operating assets and
     liabilities -
      Investments                               792,255   489,697 (1,061,861)
      Accrued interest receivable               (15,378)      (76)     3,369
      Accrued commissions payable                14,927       487    (13,849)
      Accrued management and incentive fees     362,733              (10,074)
      Prepaid incentive fees                     94,433              (94,433)
      Other payables and accruals               (19,887)   21,128     (2,042)

      Net Cash Provided By (Used In)
       Operating Activities                   5,359,868 2,401,385   (539,994)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                       1,704,641 1,114,348    756,644
  Syndication costs                             (12,429)  (57,453)    (5,250)
  Partner redemptions                       (1,721,845)(1,578,081)(1,000,662)

      Net Cash Used In
       Financing Activities                     (29,633) (521,186)  (249,268)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        5,330,235 1,880,199   (789,262)

CASH AND CASH EQUIVALENTS
  Beginning of period                         6,968,298 5,088,099  5,877,361

  End of period                             $12,298,533 $6,968,298 $5,088,099

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                         $12,280,244 $6,930,523 $4,976,223
  Cash                                           18,289     37,775    111,876

                                            $12,298,533 $6,968,298 $5,088,099












    The accompanying notes are an integral part of the financial statements
                                      F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell direct on a best efforts basis with no commissions.

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

      Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
    The accompanying notes are an integral part of the financial statements
                                      F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      Income Taxes - The Fund is not required to provide a provision for income taxes. Income tax attributes that arise from its operations are passed directly to the individual partners. The Fund may be subject to state and local taxes in jurisdictions in which it operates.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2004, 2003 and 2002.

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













    The accompanying notes are an integral part of the financial statements
                                      F-12


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

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

      Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the general partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

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

      A quarterly incentive fee of 25% of "new net profits" was paid to each CTA. "New net profits" includes all income earned by each CTA and expense allocated to his activity. In the event that trading produced a loss, no incentive fees would be paid and all losses would be carried over to the following months until profits from trading exceeded the loss. It was possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experienced a loss.

    The accompanying notes are an integral part of the financial statements
                                      F-13


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

4.    FEES - CONTINUED

      The Fund paid a combination of fixed commissions and continuing service fees of 9% (annual rate) of assets assigned to be traded, payable monthly, to the Introducing Broker affiliated with the General Partner. The Affiliated Introducing Broker paid the costs to clear the trades to the futures commission merchant and all PIT Brokerage costs which included the NFA and exchange fees.

      Effective January 1, 2004, the Fund is charged the following fees:

      A monthly commission of 7% (annual rate) of the Fund's assets on deposit with the futures commission merchant to the Fund's Corporate General Partner. The Corporate General Partner is responsible for payments of brokerage commission and fees to the futures commission merchant.

      The quarterly incentive fee of 25% of "new net profits" paid to each CTA is unchanged.

      A monthly continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) will be paid to the selling agent.

      Effective June 1, 2004, the monthly commission was changed from 7% to 11% and the continuing service fee was eliminated.

      Effective February 1, 2005, the Fund added a new CTA, NuWave. Nu Wave's quarterly incentive fee is 20% of "new net profits" and also receives a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005.

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the years ended December 31, 2004, 2003 and 2002:

                                          2004         2003          2002

Commission/Management Fee - Ashley      $777,455      $210,478      $111,992

Commission - Futures                    $      -      $396,020      $439,971

Continuing Service Fee - Futures        $131,711      $ 22,466      $      -








    The accompanying notes are an integral part of the financial statements
                                      F-14


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002


5.    RELATED PARTY TRANSACTIONS - CONTINUED

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2004 and 2003 was $531,057 and $1,956,823, respectively, which equals approximately 5% and 25% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At December 31, 2004 and 2003, $11,749,189 and $4,973,700, respectively, was invested in U.S. Treasury Bills, which approximates 99% and 65% of Net Asset Value, respectively.















    The accompanying notes are an integral part of the financial statements
                                      F-15


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002


6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $36,661,000 and $38,469,000 on long positions at December 31, 2004 and 2003, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The net unrealized (losses) gains on open commodity futures contracts at December 31, 2004, and 2003 were ($97,995) and $694,260, respectively.

      Open contracts generally mature within three months and as of December 31, 2004, the latest maturity date for open futures contracts is September, 2005. However, the Fund intends to close all contracts prior to maturity.

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





    The accompanying notes are an integral part of the financial statements
                                      F-16


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2004, 2003 AND 2002

7.    FINANCIAL HIGHLIGHTS

                                               Year to Date

                               2004      2003      2002      2001      2000
Performance per Unit (3)

  Net unit value, beginning
   of year                  $1,750.45 $1,311.50 $1,181.89 $1,253.33 $  954.37

  Net realized and unrealized
   gains/losses on commodity
   transactions              1,573.93    735.70    298.13    (12.68)   447.29
  Investment and other income   27.57     18.43     18.32     38.70     47.33
  Expenses (1)                (620.54)  (315.18)  (186.84)   (97.46) (195.66)

  Net increase (decrease)
   for the year                980.96    438.95    129.61    (71.44)   298.96

  Net unit value, end of
   year                     $2,731.41 $1,750.45 $1,311.50 $1,181.89 $1,253.33

Net assets, end of
 period (000)               $  11,791 $   7,690 $   6,200 $   6,102 $   5,558

Total return                    56.04%    33.47%    10.97%    (5.97)%  31.33%

Ratio to average net assets
  Investment and other income    1.23%     1.10%     1.48%    3.36%     4.37%
  Expenses (2)                 (17.91)%  (10.33)%   (7.62)%  (3.09)% (13.71)%

(1)      Includes brokerage commissions

(2)      Excludes brokerage commissions

(3) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.















    The accompanying notes are an integral part of the financial statements
                                      F-17