Form 10-Q
period 2005-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2005-05-20
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number  333-59976

                    Atlas Futures Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

         Delaware                                       51-0380494
    (State or other jurisdiction of incorporation    (I.R.S. Employer
    or organization)                                  Identification No.)

                    101 N. Fairfield Drive, Dover, DE 19901
         (Address of principal executive offices, including zip code)

                                 (800) 331-1532
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2005, and audited results for the calendar year 2004 are attached hereto and made a part hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General Information

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors it selects.

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Currently, the Fund has granted powers to two commodity trading advisors, Clarke Capital Management, Inc. and NuWave Investment Corp. Clarke is expected to trade 80% of the Fund's equity made available for trading and NuWave the other 20%. The commodity trading advisors have sole discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation of the Fund include continuing offering costs, a management fee to NuWave of 2% of equity assigned to it to trade, fixed brokerage commissions of 11%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated March 8, 2005 until the balance of $5,463,570 in face amount of Units are sold. Of the $15,000,000 of Units registered, $9,536,430 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

Value an Investment in the Fund Depends upon Redemption of Fund Units

The Fund Units are not traded and they have no market value. Liquidity of an investment in the Fund depends upon the credit worthiness of the exchanges, brokers, and third parties of off exchange traded futures that hold Fund equity or have a lien against Fund assets for payment of debts incurred. Those parties must honor their obligations to the Fund for the Fund to be able to obtain the return of its cash from the futures commission merchant that holds the Fund account.

The commodity trading advisors select the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisors and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner intends to allocate approximately 97% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

To have the purchase price or appreciation, if any, of the Units, paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. The General Partner is not expected to make distributions. There is no current market for the Units sold, none is expected to develop and the partnership agreement limits the ability of a partner to transfer the Units.

Results of Operations

The Fund results after payment and accrual of expenses for the first quarter 2005 was 14.55% and for the first quarter of 2004 was 8.87%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the general partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent Certified Public Accounting Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and once approved each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Changes in Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  None

(b)  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited Partnership
                                    By Ashley Capital Management,
                                    Incorporated
                                    Its General Partner


                                    By: /s/ Michael Pacult
                                    Mr. Michael Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the
                                    General Partner
Date:   May 19, 2005




                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004


                                                                  Page

Report of Independent Registered
 Public Accounting Firm                                           F-2

Financial Statements

  Balance Sheets as of March 31, 2005 and December 31, 2004       F-3

  Schedules of Investments as of March 31, 2005
   and December 31, 2004                                       F-4 - F-8

  Statements of Operations for the Three Months Ended
   March 31, 2005 and 2004                                        F-9

  Statements of Partners' Equity for the Three Months
   Ended March 31, 2005 and 2004                                  F-10

  Statements of Cash Flows for the Three Months Ended
   March 31, 2005 and 2004                                        F-11

  Notes to Financial Statements                               F-12 - F-18

























                                      F-1
                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of March 31, 2005 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Accounting Oversight Board (United States).
A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet and schedule of investments as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

May 16, 2005
Oak Park, Illinois






               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2005 AND DECEMBER 31, 2004

                                    ASSETS
                                                     March 31,
                                                       2005      December 31,
                                                    (A Review)      2004

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                       $14,628,679  $12,280,244
    Net unrealized gain (loss) on open commodity
     contracts                                          129,828      (97,995)

                                                     14,758,507   12,182,249

Cash                                                      5,421       18,289
Accrued interest receivable and other                    24,982       22,314

                                                    $14,788,910  $12,222,852

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Partner redemptions payable                       $     7,812  $    28,746
  Accrued trading commissions payable                    27,235       15,414
  Incentive fees payable                                670,952      362,733
  Front end load payable                                      -           60
  Other accrued liabilities                              10,438       24,950

     Total Liabilities                                  716,437      431,902


PARTNERS' EQUITY
  Limited partners - (4,497.65 and 4,316.80 units)   14,072,473   11,790,949
  General partner - (0 units)

  Total Partners' Equity                             14,072,473   11,790,949

                                                    $14,788,910  $12,222,852












                            See accompanying notes.
                                      F-3
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2005

Contracts                                                      Value Percent

      United States Commodity Futures Positions, Held Long:

52    May '05 NY Heating Oil                                $111,602    0.76%
52    May '05 IPE Brent Crude                                 33,290    0.23
13    Apr '05 IPE Gas Oil                                     45,175    0.31
4     Jun '05 CME Cattle                                         560       -
5     Jun '05 CMX Gold                                         1,000    0.01
4     May '05 CSC Coffee C                                       (75)      -
5     May '05 NY LT Crude                                    (12,400)  (0.08)
2     May '05 NY Heating Oil                                   8,828    0.06
1     May '05 NY Unleaded Gas                                  2,755    0.02
5     May '05 LME Alum US                                      9,538    0.06
3     May '05 LME Copper US                                   10,463    0.07
6     May '05 NYC Cotton                                       1,890    0.01
3     Jun '05 IMM Australian dollars                          (5,520)  (0.04)
3     Jun '05 IMM British pounds                              (5,625)  (0.04)
2     Jun '05 IMM Canadian dollars                             1,100    0.01
6     Jun '05 IMM Euro Fx                                    (30,863)  (0.21)
5     Jun '05 EMINI S&P 500                                    2,600    0.02
15    May '05 CSC Sugar 11                                    (8,736)  (0.07)

        Total United States Commodity Futures Positions      165,582    1.12

      Japanese Commodity Futures Positions, Held Long:

10    Jun '05 SMX Nikkei                                      (8,443)  (0.06)

        Total Japanese Commodity Futures Positions            (8,443)  (0.06)

      British Commodity Futures Positions, Held Long:

3     Jun '05 New FTSE 100                                    (3,059)  (0.02)
3     Jun '05 LIF Long Gilt                                    4,589    0.03
18    Dec '05 LIF 3 M Sterling IR                              2,549    0.02

        Total British Commodity Futures Positions              4,079    0.03










                            See accompanying notes.
                                      F-4
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2005

Contracts                                                      Value Percent

      Hong Kong Commodity Futures Positions, Held Long:

5     Apr '05 HK Hang Seng                                  $   (763) (0.01)%

        Total Hong Kong Commodity Futures Positions             (763) (0.01)

      Australian Commodity Futures Positions, Held Long:

8     Jun '05 SFE SPI 200                                    (12,451) (0.08)

        Total Australian Commodity Futures Positions         (12,451) (0.08)

      European Commodity Futures Positions, Held Long:

8     Dec '05 LIF 3 M Euribor                                  1,426   0.01
5     Jun '05 Eurx E-Bund                                      8,559   0.06
13    Apr '05 Monep CAC 40 EU                                  7,022   0.05
52    Jun '05 Eurx Eurobobl                                    8,092   0.05

        Total European Commodity Futures Positions            25,099   0.17

        Total Commodity Futures Positions Long               173,103   1.17


      United States Commodity Futures Positions, Sold Short:

52    Jun '05 CBT T-Bonds                                    (50,375) (0.34)
44    Jun '05 CBT T-Note 10Y                                  (4,125) (0.03)
52    Jun '05 IMM Euro FX                                      7,800   0.05
44    Jun '05 IMM Euro Dollar                                 (1,100) (0.01)
52    Jun '05 IMM Swiss Franc                                 (1,300) (0.01)
31    Dec '05 IMM Euro Dollar                                  2,875   0.02
8     May '05 CBOT Wheat                                       6,012   0.05

        Total United States Commodity Futures Positions,
         Sold Short                                          (40,213) (0.27)

      Australian Commodity Futures Positions, Sold Short:

1     Jun '05 SFE 10 Yr T-Bond                                   297      -

        Total Australian Commodity Futures Positions,
         Sold Short                                              297      -



                            See accompanying notes.
                                      F-5

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2005

Contracts                                                      Value Percent

      Hong Kong Commodity Futures Positions, Held Long:

5     Apr '05 HK Hang Seng                                  $   (763) (0.01)%

      Japanese Commodity Futures Positions, Sold Short:

2     Jun '05 SGX Mini JGB                                  $ (3,359) (0.02)%

        Total Japanese Commodity Futures Positions,
         Sold Short                                           (3,359) (0.02)

        Total Commodity Futures Positions Short              (43,275) (0.29)

        Net Commodity Futures Positions                      129,828   0.88

      Cash and Cash Equivalents in Trading Accounts:

        Jun '05 United States Treasury Bills
         ($10,700,000 Face Value)                         10,625,161  71.99
        May '05 United States Treasury Bills
         ($1,250,000 Face Value)                           1,236,476   8.38
        United States Markets                              2,731,470  18.51
        European Markets                                      45,471   0.31
        Hong Kong Markets                                     (7,313) (0.05)
        British Pound Markets                                (46,329) (0.31)
        Australian Dollar Markets                             (5,697) (0.04)
        Japanese Yen Markets                                  49,440   0.33

        Total Cash and Cash Equivalents
         in Trading Accounts                              14,628,679  99.12

          Total Investments                              $14,758,507 100.00%














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





















   The accompanying notes are an integral part of the financial statements.
                                      F-7

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




















   The accompanying notes are an integral part of the financial statements.
                                      F-8

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)

                                                          2005      2004

INVESTMENT AND OTHER INCOME
  Interest income                                    $   59,656   $  17,385

    Total Income                                         59,656      17,385

EXPENSES
  Commissions                                           336,957     133,226
  Management fees                                         6,138           -
  Continuing service fee                                      -      76,172
  Incentive fees                                        670,952     261,124
  Professional accounting and legal fees                 21,175      43,006
  Other operating and administrative expenses             5,765      13,185

    Total Expenses                                    1,040,988     526,713

    Net Investment Loss                                (981,332)   (509,328)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain from trading in futures               2,550,870   1,432,544
  Realized gain (loss) on exchange rate
  fluctuation                                            (9,207)     10,937
  Changes in unrealized gains (losses) on open
   commodity open futures contracts                     227,824    (265,760)

    Total Realized and Unrealized Gain
     (Loss) on Investments                            2,769,487   1,177,721

NET INCOME                                           $1,788,155  $  668,393

NET INCOME PER UNIT-
  Limited partnership unit                              $404.43     $154.36

  General partnership unit                                   $-          $-

  Weighted average partnership units outstanding:
  Limited units                                        4,421.42    4,330.22

  General units                                               -           -






                            See accompanying notes.
                                      F-9
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)




                                  2005                    2004
                           Amount      Units       Amount      Units

Beginning balance-
January 1,              $11,790,949   4,316.80   $7,689,797   4,393.05

Partner subscriptions       699,293     264.09      188,803     103.44

Syndication costs                 -          -       (7,934)         -

Partner redemptions        (205,924)    (83.24)    (246,022)   (144.89)

Net Income                1,788,155          -      668,393          -

Balance at March 31,    $14,072,473   4,497.65   $8,293,037   4,351.60





                                        2005          2004

  Value per unit                     $3,128.85      $1,905.74

  Total partnership units             4,497.65       4,351.60



















                            See accompanying notes.
                                      F-10
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                  (A Review)


                                                         2005        2004

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $1,788,155  $  668,393
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in operating assets and liabilities -
     Investments                                        (227,823)    265,761
     Accrued interest receivable and other                (2,668)    (13,150)
     Accrued/ prepaid commissions                         11,821     (10,156)
      Accrued management and incentive fees              308,219     166,690
     Prepaid incentive fees                                    -      94,433
     Other payables and accruals                         (14,572)     (7,076)

        Net Cash Provided By
         Operating Activities                          1,863,132   1,164,895

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  699,293     188,803
  Syndication costs                                            -      (7,934)
  Partner redemptions                                   (226,858)   (251,109)

        Net Cash Provided by (Used In)
         Financing Activities                            472,435     (70,240)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                 2,335,567   1,094,655

CASH AND CASH EQUIVALENTS
  Beginning of period                                 12,298,533   6,968,298

  End of period                                      $14,634,100  $8,062,953

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                  $14,628,679  $7,929,898
  Cash                                                     5,421     133,055

                                                     $14,634,100  $8,062,953






                            See accompanying notes.
                                      F-11
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell direct on a best efforts basis with no selling commissions or continuing service fee.

      Interim Financial Statements - The balance sheet, including the schedule of investments, as of March 31, 2005, and the statements of operations, partners' equity and cash flows for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004.

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

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, Commodity Futures Trading Commission, National Futures Association (the "NFA") and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs and the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                            MARCH 31, 2005 AND 2004
                                  (A Review)

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

      Net Income Per Unit - Net income per unit is calculated based on the weighted average number of units outstanding during the period.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2005 and 2004.

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

                            MARCH 31, 2005 AND 2004
                                  (A Review)

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
















                                     F-14
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

4.      FEES

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


      Effective February 1, 2005, the Fund added a new CTA, NuWave. NuWave's quarterly incentive fee is 20% of "new net profits" and also receives a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005.

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.      RELATED PARTY TRANSACTIONS


      The Fund paid the following expenses to related parties during the periods ended March 31, 2005 and 2004.

                                                2005       2004

Commission/Management Fee - Ashley           $ 299,190  $ 106,560

Continuing Service Fee - Futures             $       -  $  76,172













                                     F-15
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2005 and December 31, 2004 was $2,767,042 and $531,057, respectively, which equals approximately 20% and 5% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At March 31, 2005 and December 31, 2004, $11,861,637 and $11,749,189, respectively, was invested in U.S.
Treasury Bills, which approximates 84% and 99% of Net Asset Value, respectively.
















                                     F-16
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)


6.      TRADING ACTIVITIES AND RELATED RISKS - CONTINUED


      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $22,916,000 and $36,661,000 on long positions at March 31, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains (losses) on open commodity futures contracts at March 31, 2005 and December 31, 2004 were $129,828 and $(97,995), respectively.

      Open contracts generally mature within three months. As of March 31, 2005, the latest maturity date for open futures contracts is December, 2005. However, the Fund intends to close all contracts prior to maturity.

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




                                     F-17
                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2005 AND 2004
                                  (A Review)

7.      FINANCIAL HIGHLIGHTS

                                              Three Months Ended March 31,

                                                   2005         2004
      Performance per Unit (5)

      Net unit value, beginning of period       $ 2,731.41   $ 1,750.45

      Net realized and unrealized gains/
       losses on commodity transactions             619.39       271.01

      Investment and other income                    13.49         4.01

      Expenses (1)                                 (235.44)     (119.73)

      Net increase (decrease) for the period        397.44       155.29

      Net unit value, end of period             $ 3,128.85   $ 1,905.74

      Net assets, end of period (000)           $   14,072   $    8,293

      Total return (3)                               14.55%        8.87%

      Ratio to average net assets (4)
      Investment and other income                     1.92%        1.10%
      Expenses (2)                                  (22.62)%     (10.33)%

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















                                     F-18