Form 10-Q
period 2005-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2005-08-15
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2005, and audited results for the calendar year 2004 are attached hereto and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Currently, the Fund has granted powers to two commodity trading advisors, Clarke Capital Management, Inc. and NuWave Investment Corp. Clarke trades approximately 80% of the Fund's equity made available for trading and NuWave trades the other 20%. The commodity trading advisors have sole discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated March 8, 2005 until the balance, as of June 30, 2005, of $3,980,661 in face amount of Units are sold. As of June 30, 2005, of the $15,000,000 of Units registered, $11,019,339 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2005 was 14.54% and for the six months of 2004 was 21.15%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                         Atlas Futures Fund, Limited
                                     Partnership
                                    By Ashley Capital Management,
                                     Incorporated
                                    Its General Partner

                                    By:   /s/ Michael Pacult
                                          Mr. Michael Pacult
                                          Sole Director, Sole Shareholder,
                                          President, and Treasurer of the
                                          General Partner
Date:  August 12, 2005

****************************************************************************
                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                Page

Accountants' Review Report                                      F-2

Financial Statements

  Balance Sheets as of June 30, 2005 and
   December 31, 2004                                            F-3

  Schedules of Investments as of June 30, 2005
   and December 31, 2004                                     F-4 - F-8

  Statements of Operations for the Three and
   Six Months Ended June 30, 2005 and 2004                      F-9

  Statements of Partners' Equity for the
   Six Months Ended June 30, 2005 and 2004                      F-10

  Statements of Cash Flows for the Six Months
   Ended June 30, 2005 and 2004                                 F-11

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


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2005 and the related statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of partners' equity and cash flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

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

                              We have previously audited, in accordance with
auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2004 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2005, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Frank L. Sassetti & Co.

August 10, 2005
Oak Park, Illinois





               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2005 AND DECEMBER 31, 2004

                                    ASSETS

                                                     June 30,
                                                       2005      December 31,
                                                    (A Review)      2004

Investments
  Equity in Commodity Futures Trading Accounts -
  Cash and cash equivalents                         $14,494,653  $12,280,244
  Net unrealized gain (loss) on open commodity
  futures contracts                                      97,777      (97,995)

                                                     14,592,430   12,182,249

Cash                                                    241,181       18,289
Accrued interest receivable                              16,668       22,314

                                                    $14,850,279  $12,222,852

                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                       $     3,000  $    28,746
  Accrued trading commissions payable                    33,430       15,414
  Accrued management fees payable                         9,850            -
  Incentive fees payable                                 99,164      362,733
  Front end load payable                                      -           60
  Other accrued liabilities                               3,949       24,950

         Total Liabilities                              149,393      431,903


PARTNERS' EQUITY
  Limited partners - (4,699.08 and 4,316.80 units)   14,700,886   11,790,949
  General partner - (0 units)

         Total Partners' Equity                      14,700,886   11,790,949

                                                    $14,850,279  $12,222,852









                            See accompanying notes.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2005

Contracts                                                    Value   Percent

     United States Commodity Futures Positions, Held Long:

64   Nov' 05 Soybeans                                      $(250,313) (1.71)%
56   Sept '05 CBT 5Y T Note                                    4,375   0.03
106  Sep '05 CMX HG Copper                                  (132,500) (0.91)
61   Aug '05 CMX Gold                                        (10,390) (0.07)
53   Sep '05 IMM Mex Peso                                     35,113   0.24
3    Sep '05 CBOT Wheat                                       (2,213) (0.02)
4    Oct '05 CSC Sugar                                         1,837   0.01
3    Aug '05 NY LT Crude                                      (5,850) (0.04)
2    Aug '05 NY Unleaded Gas                                  (5,687) (0.04)
1    Aug '05 LME Copper US                                     9,938   0.07
2    Sep '05 LME Copper US                                     2,642   0.02
7    Sep '05 IMM Australian Dollar                            (6,590) (0.05)
5    Sep '05 IMM Sterling Pound                               (7,906) (0.05)
11   March '06 IMM Euro Dollar                                (2,613) (0.02)
7    Sep '05 EMINI S&P 500                                    (1,517) (0.01)

       Total United States Commodity Futures Positions      (371,674) (2.55)

     Japanese Commodity Futures Positions, Held Long:

7    Sep '05 SGX Mini JGB                                      4,987   0.04
3    Sep '05 SMX Nikkei                                        1,623   0.01

       Total Japanese Commodity Futures Positions              6,610   0.05

     British Commodity Futures Positions, Held Long:

59   Sep '05 Lif Long Gilt                                    35,926   0.25
3    Sep '05 New FTSE 100                                      3,521   0.02
64   Mar '06 Lif 3 M Sterling                                 17,201   0.12

       Total British Commodity Futures Positions              56,648   0.39

     Hong Kong Commodity Futures Positions, Held Long:

5    Jul '05 HK Hang Seng                                     (1,512) (0.01)

       Total Hong Kong Commodity Futures Positions            (1,512) (0.01)






                            See accompanying notes.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      SCHEDULE OF INVESTMENTS- CONTINUED

                                 JUNE 30, 2005

Contracts                                                    Value   Percent

     Australian Commodity Futures Positions, Held Long:

2    Sep '05 SFE SPI 200                                   $   1,256   0.01%
3    Sep '05 SFE 10 Y T-Bond                                   2,201   0.02
8    Sep '05 SFE 3 Y T-Bond                                    5,946   0.03

       Total Australian Commodity Futures Positions            9,403   0.06

     European Commodity Futures Positions, Held Long:

53   Dec '05 Lif 3 M Euribor                                  27,233   0.19
64   Sep '05 Eurx E-Bund                                      29,838   0.20
3    Sep '05 DAX Index                                           499   0.00
1    Jul '05 MONEP CAC 40 EU                                     230   0.00
56   Sep '05 Eurx E-Schatz                                     7,447   0.05
24   Mar '06 Lif 3 M Euribor                                    (363) (0.00)

       Total European Commodity Futures Positions             64,884   0.44

       Total Commodity Futures Positions Long               (235,641) (1.62)

     United States Commodity Futures Positions, Sold Short:

112  Sep '05 CBT T-Note 2Y                                    (7,000) (0.05)
56   Aug '05 CME Cattle                                       29,680   0.20
53   Sep '05 IMM Pound Sterling                              116,269   0.80
61   Sep '05 IMM Euro Dollar                                  15,088   0.10
3    Sep '05 IMM Canadian Dollar                              (5,610) (0.04)
9    Sep '05 IMM Japan Yen                                    24,200   0.17
53   Sep '05 IMM Swiss Franc                                 155,687   1.07
9    Dec '05 CBOT Corn                                         6,625   0.05
5    Dec '05 NYC Cotton                                      (11,710) (0.08)
1    Aug '05 NY Unlead Gas                                     6,390   0.04
1    Sep '05 LME Alum                                          1,238   0.01
3    Sep '05 CMX Silver                                        3,330   0.02
1    Sep '05 CSC Coffee                                         (769) (0.01)

       Total United States Commodity Futures Positions,
        Sold Short                                           333,418   2.28

       Total Commodity Futures Positions Short               333,418   2.28

         Net Commodity Futures Positions                      97,777   0.66



                            See accompanying notes.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      SCHEDULE OF INVESTMENTS- CONTINUED

                                 JUNE 30, 2005


                                                            Value    Percent
      Cash and Cash Equivalents in Trading Accounts:

      Sep '05 United States Treasury Bills
       ($10,900,000 Face Value)                          $10,821,255  74.18%
      Aug '05 United States Treasury Bills
       ($1,250,000 Face Value)                             1,241,361   8.51
      Aug '05 United States Treasury Bills
       ($1,800,000 Face Value)                             1,786,737  12.24
      United States Markets                                 (373,019) (2.56)
      European Markets                                       793,076   5.43
      Hong Kong Markets                                       20,761   0.14
      British Pound Markets                                  243,544   1.67
      Australian Dollar Markets                              (44,511) (0.31)
      Japanese Yen Markets                                     5,449   0.04

        Total Cash and Cash Equivalents
         in Trading Accounts                              14,494,653  99.34

          Total Investments                              $14,592,430 100.00%



























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




















                            See accompanying notes.
                                      F-8


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)

                                        Three months ended Six months ended
                                             June 30,           June 30,
                                        2005          2004 2005        2004

INVESTMENT AND OTHER INCOME
  Interest income                       $ 80,735 $  18,520 $140,391 $ 35,905

    Total Income                          80,735    18,520  140,391   35,905

EXPENSES
  Commissions                            397,001   186,872  733,959  320,098
  Management fees                          9,850         -   15,988        -
  Continuing service fee                       -    55,539        -  131,711
  Incentive fees                          99,165   339,135  770,117  600,259
  Professional accounting and legal fees 49,621 14,779 70,796 57,785 Other operating and administrative
   expenses                                2,914    7,078     8,679   20,263

    Total Expenses                       558,551  603,403 1,599,539 1,130,116

  Net Investment Loss                (477,816)(584,883)(1,459,148)(1,094,211)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain from trading in futures 502,586 2,030,587 3,053,456 3,463,131
  Realized gain (loss) on exchange rate
  fluctuation                            (8,691)  (12,447)  (17,898)  (1,510)
  Changes in unrealized gains (losses)
   on open commodity open futures
   contracts                            (32,051) (474,726)  195,773 (740,486)

    Total Realized and Unrealized Gain
     (Loss) on Investments              461,844 1,543,414 3,231,331 2,721,135

NET INCOME (LOSS)                    $(15,972) $958,531 $1,772,183 $1,626,924

NET INCOME (LOSS)-
  Limited partnership unit           $  (3.46) $ 220.40 $   395.32 $   374.90

  General partnership unit           $         $        $          $

Weighted average partnership units
 outstanding:
  Limited units                       4,617.38  4,349.01  4,482.88   4,339.62

  General units                              -         -         -          -

   The accompanying notes are an integral part of the financial statements.
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)




                                          2005                   2004
                                   Amount      Units      Amount      Units

Beginning balance-
January 1,                       $11,790,949  4,316.80  $7,689,797  4,393.05

Partner additions                  1,454,051    506.55     491,103    250.16

Syndication costs                          -               (12,429)

Partner withdrawals                 (316,297)  (124.27)   (673,649)  (341.97)

Net Income                         1,772,183             1,626,924

Balance at June 30,              $14,700,886  4,699.08  $9,121,746  4,301.24





                                      2005          2004

  Value per unit                   $3,128.46      $2,120.72

  Total partnership units           4,699.08       4,301.24



















   The accompanying notes are an integral part of the financial statements.
                                      F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (A Review)


  2005      2004

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $ 1,772,183  $ 1,626,924
 Adjustments to reconcile net income to net
  cash provided by operating activities -
   Changes in unrealized (gains) losses               (195,772)     740,486
   Changes in operating assets and liabilities -
     Accrued interest receivable                         5,646         (132)
     Accrued management and incentive fees            (253,719)     339,135
     Prepaid incentive fees                                  -       94,433
     Other payables and accruals                        (3,045)      16,016

          Net Cash Provided By
           Operating Activities                      1,325,293    2,816,862

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                              1,454,051      491,103
  Syndication costs                                          -      (12,429)
  Partner redemptions                                 (342,043)    (691,656)

          Net Cash Provided By (Used In)
           Financing Activities                      1,112,008     (212,982)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                               2,437,301    2,603,880

CASH AND CASH EQUIVALENTS
  Beginning of period                               12,298,533    6,968,298

          End of period                            $14,735,834   $9,572,178

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                $14,494,653   $9,539,902
  Cash                                                 241,181       32,276

                                                   $14,735,834   $9,572,178







   The accompanying notes are an integral part of the financial statements.
                                      F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2005
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell direct on a best efforts basis with no commissions or continuing service fees.

      Interim Financial Statements - The balance sheet, including the schedule of investments, as of June 30, 2005 and the statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of partners' equity and cash flows for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005 and the results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

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

      Reclassifications - Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2005 and 2004.

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

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

                            JUNE 30, 2005 AND 2004
                                  (A Review)

4.    FEES

      Effective January 1, 2004, the Fund is charged the following fees:

      A monthly commission of 7% (annual rate) of the Fund's assets on deposit with the futures commission merchant. The Corporate General Partner is responsible for payments of brokerage commission and fees to the futures commission merchant.

      The quarterly incentive fee of 25% of "new trading profits" is paid to Clarke for assets traded in their account.

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

      The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund incurred the following expenses to related parties during the six months ended June 30, 2005 and 2004

                                            2005          2004

  Commission/Management Fee - Ashley      $656,611      $256,167

  Continuing Service Fee - Futures        $      -      $131,711

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2005 and December 31, 2004 was $645,300 and $531,057, respectively, which equals approximately 4% and 5% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At June 30, 2005 and December 31, 2004, $13,849,353 and $11,749,189, respectively, was invested in U.S. Treasury Bills, which approximates 94% and 99% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $83,491,000 and $36,661,000 on long positions at June 30, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains/(losses) on open commodity futures contracts at June 30, 2005 and December 31, 2004 were $97,777 and ($97,995), respectively.

      Open contracts generally mature within three months. As of June 30, 2005, the latest maturity date for open futures contracts is March, 2006. However, the Fund intends to close all contracts prior to maturity.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2005 AND 2004
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                   Three Months Ended     Six Months Ended
                                         June 30,             June 30,
                                   2005          2004    2005          2004

Performance per Unit (5)
    Net unit value, beginning of
     period                       $3,128.85  $1,905.74  $2,731.41  $1,750.45

  Net realized and unrealized
   gains/losses on commodity
   transactions                      103.09     349.46     719.92     622.42

  Investment and other income         17.49       4.26      31.06       8.27

  Expenses (1)                      (120.97)   (138.74)   (353.93)   (260.42)

  Net increase (decrease) for
   the period                         (0.39)    214.98     397.05     370.27

  Net unit value, end of period   $3,128.46  $2,120.72  $3,128.46  $2,120.72

  Net assets, end of period (000) $  14,701  $   9,122  $  14,701     $9,122

  Total return (3)                     (.01)%    11.28%     14.54%    21.15%

  Ratio to average net assets (4)
   Investment and other income         0.75%      1.25%      1.39%     0.52%
  Expenses (2)                        (1.49)%   (28.17)%    (8.59)%  (11.80)%

  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions

  (3)  Not annualized

  (4)  Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.