Form 10-Q
period 2005-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2005-11-15
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

                     505 Brookfield Drive, Dover, DE 19901
         (Address of principal executive offices, including zip code)

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

Yes       No   X

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2005 are attached hereto and made a part hereof.

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


The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated March 8, 2005 until the balance, as of September 30, 2005, of $2,824,970 in face amount of Units are sold. As of September 30, 2005, of the $15,000,000 of Units registered, $12,175,030 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first nine months of 2005 was 21.56% and for the nine months of 2004 was 40.80%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)     None

(b)     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                   Atlas Futures Fund, Limited Partnership
                              By Ashley Capital Management, Incorporated
                                 Its General Partner


                              By:  /s/ Michael Pacult
                                   Mr. Michael Pacult
                                   Sole Director, Sole Shareholder,
                                   President, and Treasurer of the
                                   General Partner
Date:     November 14, 2005

****************************************************************************
                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page

Report of Independent Registered Public Accounting Firm             F-2

Financial Statements

  Balance Sheets as of September 30, 2005 and
   December 31, 2004                                                F-3

  Schedules of Investments as of September 30, 2005 and
   December 31, 2004                                             F-4 - F-8

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2005 and 2004                                F-9

  Statements of Partners' Equity for the Nine Months Ended
   September 30, 2005 and 2004                                      F-10

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2005 and 2004                                      F-11

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


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of partners' equity and cash flows for the nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Partnership's management.

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

November 10, 2005
Oak Park, Illinois






               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                    ASSETS
                                                       September 30,
                                                           2005  December 31,
                                                        (A Review)   2004

Investments
  Equity in Commodity Futures Trading Accounts -
   Cash and cash equivalents                       $16,349,124   $12,280,244
  Net unrealized gain (loss) on open commodity
   futures contracts                                   750,937       (97,995)

                                                    17,100,061    12,182,249

Cash                                                    71,078        18,289
Accrued interest receivable                             32,871        22,314

                                                   $17,204,010   $12,222,852

LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
  Partner redemptions payable                      $     8,000   $    28,746
  Accrued trading commissions payable                   20,744        15,414
  Accrued management fees payable                       12,679
  Incentive fees payable                               387,187       362,733
  Front end load payable                                     -            60
  Other accrued liabilities                              6,606        24,950

    Total Liabilities                                  435,216       431,903


PARTNERS' EQUITY
  Limited partners - (5,050.40 and 4,316.80 units)  16,768,794    11,790,949
  General partner - (0 units)                                -             -

  Total Partners' Equity                            16,768,794    11,790,949

                                                   $17,204,010   $12,222,852











                            See accompanying notes.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

Contracts                                                   Value   Percent

     United States Commodity Futures Positions, Held Long:

113      Dec '05 CME Lean Hogs                            $ 76,840    0.45%
 57      Dec '05 CME Cattle                                 43,320    0.25
171      Dec '05 CMX HG Copper                             170,438    1.00
 10      Dec '05 IMM AUST Dollar                           (10,400)  (0.06)
  4      Dec '05 IMM British Pounds                        (18,875)  (0.11)
  4      Dec '05 IMM Canadian Dollar                         4,280    0.03
 13      Dec '05 E MINI S&P 500                             (2,600)  (0.02)
  2      Nov '05 LME Copper                                 15,025    0.09
  2      Dec '05 LME Copper                                  5,450    0.03
 17      Dec '05 CMX Gold                                   11,560    0.06
  3      Dec '05 CMX Silver                                  2,655    0.02
 23      Mar '06 CSC Sugar                                  13,653    0.08
  6      Nov '05 NY LT Crude                                 8,940    0.05
  4      Nov '05 LME Alum US                                (1,558)  (0.01)
  7      Oct '05 LME Alum US                                   (88)  (0.00)

       Total United States Commodity Futures Positions     318,640    1.86

     Japanese Commodity Futures Positions, Held Long:

  9      Dec '05 SGX MINI JGB                              (15,441)  (0.09)
  7      Dec '05 SMX Nikkei                                 15,683    0.09

       Total Japanese Commodity Futures Positions              242    0.00

     European Commodity Futures Positions, Held Long:

  9      Dec '05 DTB Dax Index                              35,794    0.21
 16      Jun '06 Lif 3M Euribar                             (7,691)  (0.04)

     Total European Commodity Futures Positions             28,103    0.17












                            See accompanying notes.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

Contracts/
Amount                                                      Value    Percent

     Great British Commodity Futures Positions, Held Long:

  7      Dec '05 NEW FTSE 100                            $   15,053   0.09%
 11      Dec '05 LIFFE Long Gilt                            (14,594) (0.09)
 43      Jun '06 LIF 3M Sterling                             (3,790) (0.02)

       Total British Commodity Futures Positions             (3,331) (0.02)

     Hong Kong Commodity Futures Positions, Held Long:

  2      Oct '05 Hong Kong Hang Seng                          6,832   0.04

       Total Hong Kong Commodity Futures Positions            6,832   0.04

     Australian Commodity Futures Positions, Held Long:

  2      Dec '05 SFE SPI 200                                  5,719   0.03

       Total Australian Commodity Futures Positions           5,719   0.03

       Total Commodity Futures Positions, Held Long         356,205   2.08

     United States Commodity Futures Positions, Sold Short:

114      Dec '05 IMM B Pounds                                72,031   0.42
 57      March '06 IMM Euro Dollar                           14,963   0.09
 57      Dec '05 IMM Swiss Francs                            82,650   0.48
 67      Dec '05 IMM Japanese Yen                           210,456   1.23
  4      Dec '05 IMM Euro Fx                                 11,100   0.06
  4      Nov '05 CBOT Soybeans                                4,400   0.03
  3      Dec '05 CME Cattle                                  (1,500) (0.01)
  4      Dec '05 CSC Coffee                                  20,213   0.12
  1      Dec '05 LME Alum US                                    856   0.01
  3      Dec '05 NYC Cotton                                  (4,760) (0.03)
 18      June '06 IMM Euro Dollar                            11,650   0.07

       Total United States Commodity Futures Positions      422,059   2.47







                            See accompanying notes.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2005
                                  (A Review)

Contracts/
Amount                                                      Value    Percent

     European Commodity Futures Positions, Held Short:

 13      Oct '05 MONEP CAC 40 EU                        $  (17,280)  (0.10)%

       British Commodity Futures Positions, Sold Short:

 57      Mar '06 Lif 3M Sterling                           (10,047)  (0.06)

       Total Commodity Futures Positions, Sold Short       394,732    2.31

       Net Commodity Futures Positions                     750,937    4.39

     Cash and Cash Equivalents in Trading Accounts:

       Dec '05 United States Treasury Bill
        ($10,900,000 Face Value)                        10,809,126   63.21
       Dec '05 United States Treasury Bill
        ($1,800,000 Face Value)                          1,784,830   10.44
       Nov '05 United States Treasury Bill
        ($1,100,000 Face Value)                          1,090,707    6.38
       Nov '05 United States Treasury Bill
        ($700,000 Face Value)                              694,348    4.06
       Oct '05 United States Treasury Bill
        ($580,000 Face Value)                              575,530    3.37
       United States Markets                               774,411    4.53
       Euro Markets                                        415,486    2.43
       British Pound Markets                               163,898    0.96
       Australian Dollar Markets                           (67,085)  (0.39)
       Hong Kong Dollar Markets                             21,373    0.12
       Japanese Yen Markets                                 86,500    0.50

         Total Cash and Cash Equivalents
          in Trading Accounts                           16,349,124   95.61

         Total Investments                             $17,100,060  100.00%









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




















                            See accompanying notes.
                                      F-8


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

                                     Three months ended   Nine months ended
                                        September 30,       September 30,
                                    2005           2004  2005           2004
INVESTMENT AND OTHER INCOME
  Interest income                   $116,851  $  28,910  $257,242  $ 64,815
  Other income                             -          -         -         -

    Total Income                     116,851     28,910   257,242    64,815

EXPENSES
  Commissions                        433,036    267,594 1,166,995   587,692
  Management fees                     13,044          -    29,032         -
  Continuing service fee                   -          -         -   131,711
  Incentive fees                     387,101    465,910 1,157,218 1,066,170
  Professional accounting and
   legal fees                         32,000     33,017   102,796    90,802
  Other operating and administrative
   expenses                            1,727      2,242    10,406    22,504

    Total Expenses                   866,908    768,763 2,466,447 1,898,879

    Net Investment Loss             (750,057) (739,854)(2,209,205)(1,834,064)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain (loss) from trading
   in futures                      1,057,546 1,162,778  4,111,002  4,625,908
  Realized gain (loss) on exchange
   rate fluctuation                   (6,269)    (1,603)   (24,167)   (3,113)
  Changes in unrealized gains
   (losses) on open commodity
   open futures contracts            653,159    970,061    848,932   229,576

  Total Realized and Unrealized Gain
   (Loss) on Investments           1,704,436  2,131,236  4,935,767 4,852,371

NET INCOME                        $  954,379 $1,391,382 $2,726,562 $3,018,308

NET INCOME -
  Limited partnership unit        $   191.63 $   352.29 $   583.46 $   717.01

  General partnership unit        $        - $        - $        - $        -

Weighted average partnership units outstanding:
  Limited units                     4,980.41   3,649.52   4,673.07   4,207.58

  General units                            -          -          -          -
                            See accompanying notes.
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)




                                2005                       2004
                        Amount           Units      Amount           Units

Beginning balance-
December 31,            $11,790,949   4,316.80      $ 7,689,797   4,393.05

Partner additions         2,590,950     870.95          714,331     349.30

Syndication costs                                       (12,429)

Partner withdrawals        (339,667)   (137.35)      (1,604,376)   (763.87)

Net Income                2,726,562                   3,018,307

Balance at
 September 30,          $16,768,794   5,050.40      $ 9,805,630   3,978.48





                                        2005      2004

  Value per unit                     $3,320.29  $2,464.67

  Total partnership units             5,050.40   3,978.48


















                            See accompanying notes.
                                      F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (A Review)


                                                        2005        2004

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 2,726,562  $ 3,018,307
  Adjustments to reconcile net income to net
   cash provided by operating activities -
   Changes in unrealized gains                         (848,932)    (229,575)
   Changes in operating assets and liabilities -
    Accrued interest receivable                         (10,557)      (2,886)
    Accrued/ prepaid commissions                              -        7,569
    Accrued management and incentive fees                37,133      805,046
    Prepaid incentive fees                                    -       94,433
    Other payables and accruals                         (13,074)     (20,316)

      Net Cash Provided By
       Operating Activities                           1,891,132    3,672,578

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                               2,590,950      714,331
  Syndication costs                                           -      (12,429)
  Partner redemptions                                  (360,413)  (1,637,189)

      Net Cash Used In
       Financing Activities                           2,230,537     (935,287)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                4,121,669    2,737,291

CASH AND CASH EQUIVALENTS
  Beginning of period                                12,298,533    6,968,298

    End of period                                   $16,420,202   $9,705,589

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                 $16,349,124   $9,676,933
  Cash                                                   71,078       28,656

                                                    $16,420,202   $9,705,589






                            See accompanying notes.
                                      F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

  Interim Financial Statements - The balance sheet, including the schedule of investments, as of September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2005 and 2004, and the statements of partners' equity and cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005 and the results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended September 30, 2005 and 2004.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

  Effective February 1, 2005, the Fund added a new CTA, NuWave. NuWave's quarterly incentive fee is 20% of "new net profits" and also receives a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was initially allocated $2,000,000 in equity on February 1, 2005.

  The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

5.      RELATED PARTY TRANSACTIONS

  The Fund paid the following expenses to related parties during the nine months ended September 30, 2005 and 2004

                                             2005           2004

  Commission/Management Fee - Ashley      $1,046,158      $587,692

  Continuing Service Fee - Futures        $        -      $131,711

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2005 and December 31, 2004 was $1,394,583 and $531,055, respectively, which equals approximately 8% and 5% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At September 30, 2005 and December 31, 2004, $14,954,541 and $11,749,189, respectively, was invested in U.S. Treasury Bills, which approximates 89% and 99% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

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

  The market risk is limited to the gross or face amount of the contracts held of $36,261,000 and $36,661,000 on long positions at September 30, 2005 and December 31, 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains/(losses) on open commodity futures contracts at September 30, 2005 and December 31, 2004 were $750,937 and ($97,995), respectively.

  Open contracts generally mature within three months. As of September 30, 2005, the latest maturity date for open futures contracts is June, 2006. However, the Fund intends to close all contracts prior to maturity.


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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2005 AND 2004
                                  (A Review)

7.      FINANCIAL HIGHLIGHTS

                                     Three Months Ended  Nine Months Ended
                                        September 30,      September 30,
                                     2005          2004  2005          2004

Performance per Unit (5)

Net unit value, beginning of period  $3,128.46 $2,120.72 $2,731.41 $1,750.45

Net realized and unrealized gains/
losses on commodity transactions        342.43    531.28  1,061.63  1,149.90

Investment and other income              23.46      7.32     55.05     15.40

Expenses (1)                           (174.06)  (194.65)  (527.80)  (451.08)

Net increase (decrease) for the period  191.83    343.95    588.88    714.22

Net unit value, end of period        $3,320.29 $2,464.67 $3,320.29 $2,464.67

Net assets, end of period (000)      $  16,769 $   9,805 $  16,769 $   9,805

Total return (3)                          6.13%    16.22%    21.56%    40.80%

Ratio to average net assets (4)
 Investment and other income              2.89%     1.25%     2.39%     1.00%
 Expenses (2)                           (10.74)%  (21.62)%  (12.08)% (20.14)%

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