Form 10-K
period 2005-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2006-03-31
CIK 865549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2005
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-61217

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                              51-0380494
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

      505 Brookfield Drive, Dover, DE                     19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, and 2004 at Registration No. 333-61217.

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

By Notice to Limited Partners dated January 11, 2005 and by subsequent post effective amendment to its Registration Statement dated January 24, 2005 that became effective February 1, 2005 and post effective amendment to its Registration Statement dated February 22, 2005 that became effective March 8, 2005, the General Partner provided disclosure that, NuWave Investment Corp., 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, would (i) be added as a CTA; (ii) assigned $2,000,000 in equity to trade; (iii) receive a two percent (2%) annual management fee on the first $2,000,000 under management and 1% on all equity assigned to it in excess of $2,000,000; and, (iv) receive a twenty percent (20%) incentive fee. Because Mt. Kemble Futures, LLC, the introducing broker, is affiliated with NuWave, Mt. Kemble would not receive any portion of the brokerage commissions paid to Man Financial, Inc. for trades placed for the Fund by NuWave. Effective February 1, 2006, Mt. Kemble was replaced as the introducing broker by Futures Investment Company, an affiliate of the General Partner. There were no changes in costs to the partnership as a result of this change. See subsequent events below.

By post effective amendments to its Registration Statement dated December 5, 2005 and December 15, 2005 that became effective December 21, 2005, the General Partner updated the financials for the Fund and the General Partner in the included prospectus through September 30, 2005.

The trades for the Fund are selected and placed with the FCM, i.e., broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Since the inception of trading through February 1, 2005, the Fund account was traded by a single CTA, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521 (630) 323-5913. As of February 1, 2005, NuWave Investment Company, 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, Telephone: (973) 425-9192, Fax: (973) 425-9190,
E-mail: info@NuWavecorp.com was added as a CTA. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Partners at the office of Michael J. Liccar & Co., CPA, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208. NuWave is compensated as described above. Clarke is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit that it generates, as that term is defined in the partnership agreement which governs the operation of the Fund, payable quarterly. The Fund Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Partnership Agreement is incorporated herein by reference. None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Partnership or ownership in the General Partner or the trading advisor. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

Ashley Capital Management, Inc. the corporate General Partner and Commodity Pool Operator, provides all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for domestic trades for eleven twelfths of one percent (11/12%) of the total value of the Fund available for trading in the Fund's account at the FCM per month [eleven percent (11%) per year]. The FCM is selected by the General Partner and holds the Fund's trading equity and places the trades as directed by the CTA pursuant to a power of attorney granted by the Fund.

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

Events subsequent to December 31, 2005: By a post effective amendment to its Registration Statement dated January 31, 2005 that became effective February 6, 2006, the General Partner provided disclosure of the change of introducing broker from Mt. Kemble Futures LLC to Futures Investment Company, which is affiliated with the General Partner.

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated February 6, 2006 until the balance of un-issued registered securities, $2,724,346, as of December 31, 2005, is sold or the offering terminates.

Item 1B.  Unresolved Staff Comments

None.

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

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2001 to December 31, 2005.


                                               Year to Date

                               2005     2004      2003       2002     2001
  Performance per Unit (3)
  Net unit value, beginning
   of year                  $2,731.41 $1,750.45 $1,311.50 $1,181.89 $1,253.33

  Net realized and unrealized
   gains/losses on commodity
   transactions              1,206.19  1,573.93    735.70    298.13   (12.68)
  Investment and other income   80.59     27.57     18.43     18.32    38.70
  Expenses (1)                (661.11)  (620.54)  (315.18)  (186.84)  (97.46)

  Net increase (decrease)
   for the year                625.67    980.96    438.95    129.61   (71.44)

  Net unit value, end
   of year                  $3,357.08 $2,731.41 $1,750.45 $1,311.50 $1,181.89

  Net assets, end of
   period (000)             $  16,842 $  11,791 $   7,690 $   6,200 $   6,102

  Total return                  22.91%    56.04%    33.47%    10.97%  (5.97)%

  Ratio to average net assets
    Investment and other income  2.57%     1.23%     1.10%     1.48%   3.36%
    Expenses (2)               (10.19)%  (17.91)%  (10.33)%   (7.62)% (3.09)%

  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions

  (3) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.


The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2005 and 2004:

Quarters ended:

                                March 31,  June 30,    Sep 30,     Dec 31,
                                  2005       2005       2005         2005

Total Investment Gain          $2,769,487  $461,844  $1,704,436  $  738,873
Net Income (Loss)               1,788,155   (15,972)    954,379     182,699
Net Income (Loss) per
 partnership unit                  404.43     (3.46)     191.63       36.29
Net asset value per
 partnership unit at
 the end of the period           3,128.85  3,128.46    3,320.29    3,357.08

                                March 31,  June 30,    Sep 30,     Dec 31,
                                  2004       2004       2004         2004

Total Investment Gain          $1,177,721  $1,543,414 $2,131,236 $1,784,946
Net Income                        668,393     958,531  1,391,383  1,112,478

Net Income per partnership unit    155.80      220.40     352.29     248.73
Net asset value per partnership
 Unit at the end of the period   1,905.74    2,120.72   2,464.67   2,731.41


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies and Estimates

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001, 2002, 2003, 2004 and 2005 reflect the absorption of these costs by the Fund.

The Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are totally responsible for the selection of trades. As evidenced by the increase in per unit value disclosed above, the CTAs have been successful. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2005 were audited by Frank
L. Sassetti & Co., Certified Public Accountants, 6611 West North Avenue, Oak Park, IL 60302 and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 61, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

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

Item 11.  Executive Compensation.

Although there are no executives in the partnership, the corporate General Partner is paid compensation that the Fund has elected to disclose on this Form 10-K. The Fund pays its corporate General Partner fixed brokerage commissions of eleven percent (11%) per year, payable monthly, to cover the cost of the domestic trades entered by the CTA. The corporate General Partner retains the difference between the cost to enter the domestic trades and the eleven percent (11%). Also, subsequent to February 1, 2006, the affiliated introducing broker shares the brokerage commissions for trades generated by the trading advisor.

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) The following Partners own more than five percent (5%) of the total equity of the Fund:

     Name    Percent Ownership
     None    N/A

(b) As of December 31, 2005, the General Partner owned no Units of Limited Partnership Interests.

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

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2005 and 2004 were $22,265 and $23,815, respectively.

(b)	Audit Related Fees

None

(c)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2005 and 2004 were $0 and $5,055, respectively.

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

       1. Financial Statements

       See Index to Financial Statements for the years ended December 31, 2005, 2004 and 2003.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                      Atlas Futures Fund, Limited Partnership
                                 By Ashley Capital Management, Inc.
                                 Its General Partner


Date: March 30, 2006             By: /s/ Michael Pacult
                                     Mr. Michael P. Pacult
                                     Sole Director, Sole Shareholder
                                     President and Treasurer



*****************************************************************************
                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS

                           YEARS ENDED DECEMBER 31,
                              2005, 2004 AND 2003

                                                              Page

Report of Independent Registered Public Accounting Firm       F-2

Financial Statements

  Balance Sheets                                              F-3

  Schedules of Investments                                 F-4 - F-8

  Statements of Income                                        F-9

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


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying balance
sheets, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                              We conducted our audits in accordance with the
standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.


February 24, 2006
Oak Park, Illinois




               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                          DECEMBER 31, 2005 AND 2004

                                    ASSETS
                                                        2005          2004

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                      $16,822,678   $12,280,244
    Net unrealized gain (loss) on open commodity
     futures contracts                                 250,902       (97,995)

                                                    17,073,580    12,182,249

Cash                                                    88,004        18,289
Accrued interest receivable                             34,073        22,314

                                                   $17,195,657   $12,222,852


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                         $117,164       $28,746
  Accrued commissions payable                           15,555        15,414
  Front end load payable                                     -            60
  Incentive fees payable                               170,919       362,733
  Other accrued liabilities                             50,238        24,950

    Total Liabilities                                  353,876       431,903


PARTNERS' EQUITY
  Limited partners - (5,016.79 and 4,316.80 units)  16,841,781    11,790,949
  General partner - (0 units)                                -             -

    Total Partners' Equity                          16,841,781    11,790,949

                                                   $17,195,657   $12,222,852











                  The accompanying notes are an integral part
                         Of the financial statements.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                               DECEMBER 31, 2005

Contracts                                                     Value   Percent

        United States Commodity Futures Positions, Held Long:

68      Mar '06 CBOT Soybeans                               $(32,162) (0.19)%
62      Mar '06 CBT Bean Meal                                (29,140) (0.17)
62      Mar '06 CBT T-Bonds                                   (9,688) (0.06)
76      Feb '06 CME Cattle                                    18,540   0.11
62      Mar '06 CMX HG Copper                                 19,200   0.11
8       Jan '06 LME Alum US                                   51,081   0.30
2       Mar '06 LME Alum US                                    1,087   0.01
1       Jan '06 LME Copper                                    13,022   0.08
58      Mar '06 CSC Sugar II                                 187,656   1.10
62      Mar '06 KC Wheat                                       4,288   0.03
62      Mar '06 IMM Mex Peso                                  11,963   0.07
2       Mar '06 IMM B-Pounds                                  (6,400) (0.04)
5       Mar '06 IMM Canadian $                                (2,200) (0.01)
19      Mar '06 CBOT Corn                                      8,800   0.05
2       Mar '06 CBOT Wheat                                       238   0.00
1       Feb '06 CMX Gold                                       2,260   0.01
1       Mar '06 CMX Silver                                       200   0.00
8       Mar '06 Emini S&P 500                                 (4,000) (0.02)
4       Feb '06 NY LT Crude                                    1,810   0.01
1       Feb '06 NY Heating Oil                                 3,352   0.02
1       Feb '06 NY Unlead Gas                                  7,178   0.04
1       Feb '06 NY Natural Gas                                (1,050) (0.01)

          Total United States Commodity Futures Positions    246,035   1.44

        Japanese Commodity Futures Positions, Held Long:

5       Mar '06 SGX MINI JGB                                   2,117   0.01
4       Mar '06 SMX Nikkei                                     8,298   0.05

          Total Japanese Commodity Futures Positions          10,415   0.06

        European Commodity Futures Positions, Held Long:

3       Mar '06 DAB Dax Index                                  9,488   0.06
1       Mar '06 Eurex E-Bund                                      71   0.00

          Total European Commodity Futures Positions           9,559   0.06






   The accompanying notes are an integral part of the financial statements.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)
                            SCHEDULE OF INVESTMENTS

                               December 31, 2005

Contracts                                                     Value   Percent

        British Commodity Futures Positions, Held Long:

5       Mar '06 NEW FTSE 100                                $  7,646   0.04 %
5       Mar '06 LIF Long Gilt                                  6,100   0.04
9       Sep '06 CAP 3M STG                                        21   0.00

          Total British Commodity Futures Positions           13,767   0.08

        Hong Kong Commodity Futures Positions, Held Long:

5       Jan '06 HG                                            (9,511) (0.05)

          Total Hong Kong Commodity Futures Positions         (9,511) (0.05)

        Australian Commodity Futures Positions, Held Long:

1       Mar '06 SFE SPI 200                                    2,459   0.02
6       Mar '06 SFE 10Y T-Bond                                 9,224   0.05
62      Mar '06 SFE 3Y T-Bond                                  7,581   0.04

          Total Australian Commodity Futures Positions        19,264   0.11

        Total Commodity Futures Positions                    289,529   1.70

        United States Commodity Futures Positions, Sold Short:

58      Mar '06 CBT T-Note 2Y                                (12,813) (0.08)
65      Mar '06 IMM Euro FX                                  (28,656) (0.17)
65      Mar '06 IMM Euro DLR                                  23,825   0.14
3       Mar '06 CSC Coffee C                                  (7,819) (0.05)
5       Mar '06 IMM J YEN                                    (10,406) (0.06)

          Total United States Commodity Futures Positions    (35,869) (0.22)














   The accompanying notes are an integral part of the financial statements.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)
                            SCHEDULE OF INVESTMENTS

                               December 31, 2005

Contracts                                                     Value   Percent

        European Commodity Futures Positions, Held Short:

9       Sep '06 LIF 3M Euribar                              $    399   0.00 %
2       Jan '06 3M Monep CAC40 EU                             (1,088) (0.01)
62      Mar '06 Euro E-Schatz                                 (2,069) (0.01)

          Total Euro Commodity Futures Positions              (2,758) (0.02)

          Total Commodity Futures Positions, Sold Short      (38,627) (0.24)

            Net Commodity Futures Positions                  250,902   1.46


        Cash and Cash Equivalents in Trading Accounts:

          Mar '06 United States Treasury Bill
            ($10,900,000 Face Value)                      10,795,349  63.24
          Mar '06 United States Treasury Bill
            ($1,800,000 Face Value)                        1,782,533  10.44
          Feb '06 United States Treasury Bill
            ($1,100,000 Face Value)                        1,089,456   6.38
          Feb '06 United States Treasury Bill
            ($600,000 Face Value)                            594,226   3.48
          Jan '06 United States Treasury Bill
            ($580,000 Face Value)                            574,508   3.36
          United States Markets                            1,516,844   8.88
          Euro Markets                                       592,040   3.47
          British Pound Markets                              (91,011) (0.53)
          Australian Dollar Markets                          (85,440) (0.50)
          Hong Kong Dollar Markets                             1,724   0.01
          Japanese Yen Markets                                52,449   0.31

          Total Cash and Cash Equivalents
           in Trading Accounts                            16,822,678  98.54

             Total Investments                           $17,073,580 100.00 %











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


















   The accompanying notes are an integral part of the financial statements.
                                      F-8


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF INCOME

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                             2005        2004         2003

INVESTMENT AND OTHER INCOME
  Interest income                      $   383,902  $   116,543  $    66,435
  Redemption penalty                             -            -       15,200

    Total Income                           383,902      116,543       81,635

EXPENSES
  Commissions                            1,628,082      921,708      630,488
  Management fees                           42,142            -      142,919
  Continuing service fee                         -      131,711       22,466
  Incentive fees                         1,328,137    1,428,902      502,667
  Professional accounting and legal fees   140,296      117,343       82,023
  Other operating and administrative
   expenses                                 10,624       23,411       15,155

    Total Expenses                       3,149,281    2,623,075    1,395,718

    Net Investment Loss                 (2,765,379)  (2,506,532)  (1,314,083)

REALIZED AND UNREALIZED GAIN
 ON INVESTMENTS
  Realized gain from trading in futures  5,355,716    7,430,148    3,715,385
  Realized gain (loss) on exchange rate
   fluctuation                             (29,971)        (576)      72,978
  Changes in unrealized gains (losses) on
   open futures contracts                  348,895     (792,255)    (489,698)

    Total Realized and Unrealized Gain
     on Investments                      5,674,640    6,637,317    3,298,665

NET INCOME                              $2,909,261   $4,130,785   $1,984,582

NET INCOME -
  Limited partnership unit                 $610.72      $977.22      $447.20

  General partnership unit                 $            $            $







                  The accompanying notes are an integral part
                         Of the financial statements.
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                  TOTAL
                          LIMITED PARTNERS GENERAL PARTNERS PARTNERS' EQUITY
                          Amount     Units Amount     Units Amount     Units

Balance -
January 1, 2003      $6,200,090  4,727.47  $             $6,200,090  4,727.47

Subscriptions of
 649.88 units         1,114,348    649.88                 1,114,348    649.88

Syndication costs paid  (57,453)                            (57,453)

Redemptions of
 984.30 units        (1,551,770)  (984.30)               (1,551,770) (984.30)

Net income            1,984,582                           1,984,582

Balance -
December 31, 2003     7,689,797  4,393.05                 7,689,797  4,393.05

Subscriptions of
 723.76 units         1,704,641    723.76                 1,704,641    723.76

Syndication costs paid  (12,429)                            (12,429)

Redemptions of
800.01 units         (1,721,845)  (800.01)               (1,721,845) (800.01)

Net income            4,130,785                           4,130,785

Balance -
December 31, 2004    11,790,949  4,316.80                11,790,949  4,316.80

Subscriptions of
 900.87 units         2,739,224    900.87                 2,739,224    900.87

Redemptions of
 200.88 units          (597,653)  (200.88)                 (597,653) (200.88)

Net income            2,909,261                           2,909,261

Balance -
December 31, 2005   $16,841,781  5,016.79   $-      -   $16,841,781  5,016.79


                            December 31,      December 31,      December 31,
                                2005              2004              2003

Value per unit               $3,357.08         $2,731.41         $1,750.45

Total partnership units       5,016.79          4,316.80          4,393.05

                  The accompanying notes are an integral part
                         Of the financial statements.
                                      F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                               2005       2004       2003

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                $2,909,261 $4,130,785 $1,984,582
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in operating assets and
     liabilities -
      Investments                             (348,897)   792,255    489,697
      Accrued interest receivable              (11,759)   (15,378)       (76)
      Accrued commissions payable                  141     14,927        487
      Accrued management and incentive fees   (191,814)   362,733
      Prepaid incentive fees                         -     94,433    (94,433)
      Other payables and accruals               25,228    (19,887)    21,128

        Net Cash Provided By
         Operating Activities                2,382,160  5,359,868  2,401,385

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                      2,739,224  1,704,641  1,114,348
  Syndication costs                                  -    (12,429)   (57,453)
  Partner redemptions                         (509,235)(1,721,845)(1,578,081)

        Net Cash Provided By (Used In)
         Financing Activities                2,229,989    (29,633)  (521,186)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                       4,612,149  5,330,235  1,880,199

CASH AND CASH EQUIVALENTS
  Beginning of year                         12,298,533  6,968,298  5,088,099

  End of year                             $16,910,682 $12,298,533 $6,968,298

End of year cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                       $16,822,678 $12,280,244 $6,930,523
  Cash                                         88,004      18,289     37,775

                                          $16,910,682 $12,298,533 $6,968,298




                  The accompanying notes are an integral part
                         Of the financial statements.
                                      F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 99% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell direct on a best efforts basis with no commissions.

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

      Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs are treated in a similar manner. Costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

                       DECEMBER 31, 2005, 2004 AND 2003

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2005, 2004 and 2003.

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

                       DECEMBER 31, 2005, 2004 AND 2003

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

                       DECEMBER 31, 2005, 2004 AND 2003

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

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund expensed the following amounts to related parties during the years ended December 31, 2005, 2004 and 2003:

                                          2005      2004      2003

  Commission/Management Fee - Ashley   $1,471,651 $792,870  $210,478

  Commission - Futures                 $        - $      -  $396,020

  Continuing Service Fee - Futures     $        - $131,711  $ 22,466

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003


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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2005 and 2004 was $1,986,606 and $531,057, respectively, which equals approximately 12% and 5% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At December 31, 2005 and 2004, $14,836,072 and $11,749,189, respectively, was invested in U.S. Treasury Bills, which approximates 88% and 99% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003


6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $44,907,000 and $36,661,000 on long positions at December 31, 2005 and 2004, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The net unrealized gains (losses) on open commodity futures contracts at December 31, 2005, and 2004 were $250,899 and $(97,995), respectively.

      Open contracts generally mature within three months and as of December 31, 2005, the latest maturity date for open futures contracts is September, 2006. However, the Fund intends to close all contracts prior to maturity.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2005, 2004 AND 2003

7.    FINANCIAL HIGHLIGHTS

                                               Year to Date

                               2005     2004      2003       2002     2001
  Performance per Unit (3)
  Net unit value, beginning
   of year                  $2,731.41 $1,750.45 $1,311.50 $1,181.89 $1,253.33

  Net realized and unrealized
   gains/losses on commodity
   transactions              1,206.19  1,573.93    735.70    298.13   (12.68)
  Investment and other income   80.59     27.57     18.43     18.32    38.70
  Expenses (1)                (661.11)  (620.54)  (315.18)  (186.84)  (97.46)

  Net increase (decrease)
   for the year                625.67    980.96    438.95    129.61   (71.44)

  Net unit value, end
   of year                  $3,357.08 $2,731.41 $1,750.45 $1,311.50 $1,181.89

  Net assets, end of
   period (000)             $  16,842 $  11,791 $   7,690 $   6,200 $   6,102

  Total return                  22.91%    56.04%    33.47%    10.97%  (5.97)%

  Ratio to average net assets
    Investment and other income  2.57%     1.23%     1.10%     1.48%   3.36%
    Expenses (2)               (10.19)%  (17.91)%  (10.33)%   (7.62)% (3.09)%

  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions

  (3) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.