Form 10-Q
period 2006-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2006-05-15
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006
OR

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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2006 are attached hereto and made a part hereof.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated February 6, 2006 until the balance, as of March 31, 2006, of $2,490,907 in face amount of Units are sold. As of March 31, 2006, of the $15,000,000 of Units registered, $12,509,093 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first three months of 2006 was a loss of (10.62)% and for the three months of 2005 was a profit of 14.55%. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

(b)      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                    Atlas Futures Fund, Limited Partnership
                               By Ashley Capital Management, Incorporated
                               Its General Partner


                               By:  /s/ Michael Pacult
                                    Mr. Michael Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the General
                                    Partner
Date: May 15, 2006

****************************************************************************

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                  Page

Accountants' Review Report                                        F-2

Financial Statements

  Balance Sheets as of March 31, 2006 and
  December 31, 2005                                               F-3

  Schedules of Investments as of March 31, 2006 and
  December 31, 2005                                            F-4 - F-9

  Statements of Operations for the Three Months
  Ended March 31, 2006 and 2005                                   F- 10

  Statements of Partners' Equity for the Three Months
  Ended March 31, 2006 and 2005                                   F- 11

  Statements of Cash Flows for the Three Months
  Ended March 31, 2006 and 2005                                   F-12

  Notes to Financial Statements                               F-13 - F-19

































                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of March 31, 2006 and the related statements of operations, partners' equity and cash flows for the three months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

                              We conducted our review in accordance with the
standards of the Public Company Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                              Based on our review we are not aware of any
material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

                              We have previously audited, in accordance with
auditing standards of the Public Company Oversight Board (United States), the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Frank L. Sassetti & Co.

May 10, 2006
Oak Park, Illinois














               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                     MARCH 31, 2006 AND DECEMBER 31, 2005

                                    ASSETS
                                                     March 31,
                                                       2006      December 31,
                                                     (A Review)      2005

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                      $14,800,499   $16,822,678
    Net unrealized gain on open commodity futures
     contracts                                         335,578       250,902

                                                    15,136,077    17,073,580

Cash                                                     5,838        88,004
Accrued interest receivable                             41,741        34,073
Prepaid commissions                                     21,262             -

                                                   $15,204,918   $17,195,657


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                      $   164,890   $   117,164
  Accrued commissions                                    1,123        15,555
  Incentive fees payable                                     -       170,919
  Accrued management fees                               12,536        13,110
  Other accrued liabilities                             37,566        37,128

    Total Liabilities                                  216,115       353,876


PARTNERS' EQUITY
  Limited partners - (4,995.28 and 5,016.79 units)  14,988,803    16,841,781
  General partner - (0 units)

    Total Partners' Equity                          14,988,803    16,841,781

                                                   $15,204,918   $17,195,657















                            See accompanying notes.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2006

Contracts                                                     Value  Percent

       United States Commodity Futures Positions, Held Long:

84     May '06 CMX HG Copper                               $120,050    0.79%
84     June '06 CMX Gold                                     80,080    0.53
28     May '06 IPE Gas Oil                                   14,450    0.09
28     May '06 CSC Sugar 11                                  37,296    0.25
9      May '06 CBOT Wheat                                   (14,288)  (0.09)
8      Jun '06 IMM Canadian $                                (5,010)  (0.03)
8      Jun '06 CMX Gold                                      14,730    0.10
4      May '06 Emini S&P 500                                  3,110    0.02
3      Apr '06 LME Alum US                                   10,575    0.07
3      Jun '06 CME Cattle                                    (5,400)  (0.04)
3      May '06 LME Alum US                                    8,465    0.06
2      Jun '06 LME Alum US                                   (2,133)  (0.01)
2      May '06 NY Unlead Gas                                  3,448    0.02
1      Apr '06 LME Copper US                                 18,837    0.12
1      Jun '06 LME Copper US                                  2,300    0.01
1      May '06 NY LT Crude                                    3,140    0.02
1      May '06 NY Heating Oil                                 2,428    0.02
1      May '06 NY Natural Gas                                   200    0.00

       Total United States Commodity Futures Positions      292,278    1.93

       Japanese Commodity Futures Positions, Held Long:

4      Jun '06 SGX MINI JGB                                  (4,589)  (0.03)
7      Jun '06 SMX Nikkei                                    42,384    0.28

       Total Japanese Commodity Futures Positions            37,795    0.25























   The accompanying notes are an integral part of the financial statements.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)
                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2006

Contracts                                                     Value  Percent

       British Commodity Futures Positions, Held Long:

3      Jun '06 NEW FTSE 100                                $    (26)  (0.00)%
2      Jun '06 LIF Long Gilt                                 (7,922)  (0.05)

       Total British Commodity Futures Positions             (7,948)  (0.05)

       Hong Kong Commodity Futures Positions, Held Long:

4      Apr '06 HK Hang Seng                                   1,057    0.01

       Total Hong Kong Commodity Futures Positions            1,057    0.01

       Australian Commodity Futures Positions, Held Long:

8      Jun '06 SFE 10Y T-Bond                                (2,252)  (0.02)


       Total Australian Commodity Futures Positions          (2,252)  (0.02)

       Total Commodity Futures Positions, Held Long         320,930    2.12

       United States Commodity Futures Positions, Sold Short:

29     May '06 CBOT Soybeans                                  5,238    0.04
28     May '06 CBOT Wheat                                       350    0.00
29     Jun '06 CBT 10 YR T Note                              16,976    0.11
1      May '06 CSC Coffee                                     1,950    0.01
2      May '06 CSC Sugar 11                                  (1,926)  (0.01)
8      Jun '06 IMM Yen                                        1,500    0.01
15     Dec '06 IMM Euro DLR                                   3,750    0.03
1      Jun '06 IMM Aussie $                                     230    0.00
6      Jun '06 IMM Euro Fx                                  (14,288)  (0.09)
28     Jun '06 CBT 5 YR Note                                  6,563    0.04
28     Jun '06 IMM Swiss Franc                              (31,500)  (0.21)

       Total United States Commodity Futures Positions      (11,157)  (0.07)
















   The accompanying notes are an integral part of the financial statements.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)
                            SCHEDULE OF INVESTMENTS

                                MARCH 31, 2006

Contracts                                                     Value  Percent

       European Commodity Futures Positions, Held Short:

4      Apr '06 3M Monep CAC40 EU                           $ (3,661)  (0.03)%
12     Dec '06 LIF 3 M Euribor                                3,925    0.03

       Total Euro Commodity Futures Positions                   264   (0.00)

       British Commodity Futures Positions, Sold Short:

11     Dec '06 Lif 3M Sterling                                 (239)  (0.00)
28     May '06 Lif Long Gilt                                 25,780    0.17

       Total British Pound Commodity Futures Positions       25,541    0.17

       Total Commodity Futures Positions, Sold Short         14,648    0.10

       Net Commodity Futures Positions                      335,578    2.22

       Cash and Cash Equivalents in Trading Accounts:

         Jun '06 United States Treasury Bill
          ($10,500,000 Face Value)                       10,381,409   68.59
         Jun '06 United States Treasury Bill
          ($800,000 Face Value)                             791,051    5.23
         May '06 United States Treasury Bill
          ($1,200,000 Face Value)                         1,187,261    7.84
         May '06 United States Treasury Bill
          ($1,700,000 Face Value)                         1,681,605   11.11
         Apr '06 United States Treasury Bill
          ($500,000 Face Value)                             494,615    3.27
         United States Markets                             (102,964)  (0.69)
         Euro Markets                                       610,945    4.04
         British Pound Markets                             (234,719)  (1.55)
         Australian Dollar Markets                          (79,772)  (0.53)
         Hong Kong Dollar Markets                            20,685    0.14
         Japanese Yen Markets                                50,383    0.33

           Total Cash and Cash Equivalents
            in Trading Accounts                          14,800,499   97.78

           Total Investments                            $15,136,077  100.00%












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

















   The accompanying notes are an integral part of the financial statements.
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)


                                                        2006         2005

INVESTMENT AND OTHER INCOME
  Interest income                                   $   151,595  $    59,656

  Total Income                                          151,595       59,656

EXPENSES
  Commissions                                           463,943      336,957
  Management fees                                        12,546        6,138
  Incentive fees                                              -      670,952
  Professional accounting and legal fees                 32,994       21,175
  Other operating and administrative expenses             1,524        5,765

  Total Expenses                                        511,007    1,040,987

  Net Investment Loss                                  (359,412)    (981,331)

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS
  Realized gain (loss) from trading in futures       (1,554,961)   2,550,870
  Realized gain (loss) on exchange rate
   fluctuation                                           20,247       (9,207)
  Changes in unrealized gains on open commodity
   open futures contracts                                84,680      227,824

  Total Realized and Unrealized Gain
   (Loss) on Investments                             (1,450,034)   2,769,487

NET INCOME (LOSS)                                   $(1,809,446)  $1,788,156

NET INCOME (LOSS) -
  Limited partnership unit                             $(356.49)     $610.72

  General partnership unit                             $             $

















                            See accompanying notes.
                                     F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)




                                       2006                   2005

                                 Amount      Units      Amount      Units

Beginning balance-
December 31                   $16,841,781   5,016.79  $11,790,949   4,316.80

Partner additions                 233,439      69.44      699,293     264.09

Partner withdrawals              (276,971)    (90.95)    (205,924)    (83.24)

Net income (loss)              (1,809,446)         -    1,788,155          -

Balance at March 31,          $14,988,803   4,995.28  $14,072,473   4,497.65





                                          2006      2005

  Value per unit                       $3,000.59  $3,128.85

  Total partnership units               4,995.28   4,497.65


























                            See accompanying notes.
                                     F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (A Review)


                                                         2006        2005

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $(1,809,446) $1,788,155
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities -
  Changes in operating assets and liabilities -
  Investments                                            (84,676)   (227,823)
  Accrued interest receivable                             (7,668)     (2,668)
  Accrued/ prepaid commissions                           (35,694)     11,821
  Accrued management and incentive fees                 (171,493)    308,219
  Other payables and accruals                                438     (14,572)

    Net Cash Provided By (Used In)
     Operating Activities                             (2,108,539)  1,863,132

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                  233,439     699,293
  Partner redemptions                                   (229,245)   (226,858)

    Net Cash Provided By
     Financing Activities                                  4,194     472,435

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (2,104,345)  2,335,567

CASH AND CASH EQUIVALENTS
  Beginning of period                                 16,910,682  12,298,533

  End of period                                      $14,806,337 $14,634,100

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                  $14,800,499 $14,628,680
  Cash                                                     5,838       5,421

                                                     $14,806,337 $14,634,101














                            See accompanying notes.
                                     F-12


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. The Fund sells direct on a best efforts basis with no commissions.

      Interim Financial Statements - The balance sheet as of March 31, 2006, including the March 31, 2006 schedule of investments, and the statements of operations, partners' equity and cash flows for the three months ended March 31, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2006 and 2005.

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)

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

      Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the general partner no less than ten business days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the general partner may be unable to comply with the request on a timely basis. Redemption fees are charged during the first 24 months of investment based on a sliding scale (4% - 0%). Effective January 1, 2004, redemption penalties are no longer charged, although there is a twelve month lock-in.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

4.    FEES - CONTINUED

      A quarterly incentive fee of 25% of "new trading profits" is paid to each CTA. "New net profits" includes all income earned by each CTA and expense allocated to their activity. In the event that trading produces a loss, no incentive fees would be paid and all losses would be carried over to the following months until profits from trading exceeded the loss. It is possible for one CTA to be paid an incentive fee during a quarter of a year when the Fund experiences a loss.

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

      Effective February 1, 2006, the monthly commission amount of 11% was split with 7% going to Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife, and 4% paid to Ashley.

      The Corporate General Partner reserves the right to change the fee structure at his sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the periods ended March 31,

                                  2006          2005

      Commissions - Ashley      $271,020      $299,190

      Commissions - Futures     $181,259      $      -

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

                            MARCH 31, 2006 AND 2005
                                  (A Review)


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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2006 and December 31, 2005 was $264,557 and $1,986,606, respectively, which equals approximately 2% and 12% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At March 31, 2006 and December 31, 2005, $14,535,941 and $14,836,072, respectively, was invested in U.S.
Treasury Bills, which approximates 97% and 88% of Net Asset Value, respectively.

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $20,972,000 and $44,907,000 on long positions at March 31, 2006 and December 31, 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

6.    TRADING ACTIVITIES AND RELATED RISKS- CONTINUED

      Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

      The unrealized gains on open commodity futures contracts at March 31, 2006 and December 31, 2005 were $335,578 and $250,902, respectively.

      Open contracts generally mature within three months. As of March 31, 2006, the latest maturity date for open futures contracts is December, 2006. However, the Fund intends to close all contracts prior to maturity.


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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2006 AND 2005
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                           Three Months Ended March 31,
                                                 2006       2005
  Performance per Unit (5)

    Net unit value, beginning of period      $3,357.08     $2,731.41

    Net realized and unrealized gains/
     losses on commodity transactions          (285.15)       619.39

    Investment and other income                  30.09         13.49

    Expenses (1)                               (101.43)      (235.44)

    Net increase (decrease) for the period     (356.49)       397.44

    Net unit value, end of period            $3,000.59     $3,128.85

  Net assets, end of period (000)              $14,989       $14,072

  Total return (3)                              (10.62)%       14.55%

  Ratio to average net assets (4)
    Investment and other income                   3.79%         1.92%
     Expenses (2)                                (1.18)%      (22.62)%

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