Form 10-Q
period 2006-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2006-08-14
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006
OR

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

Yes       No   X


Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2006 are attached hereto and made a part hereof.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated February 6, 2006 until the balance, as of June 30, 2006, of $2,438,775 in face amount of Units are sold. As of June 30, 2006, of the $15,000,000 of Units registered, $12,561,225 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2006 was a loss of $374,086 and for the six months of 2005 was a profit of $1,772,183. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                    Atlas Futures Fund, Limited Partnership
                               By Ashley Capital Management, Incorporated
                               Its General Partner


                               By:  /s/ Michael Pacult
                                    Mr. Michael Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the General
                                    Partner
Date: August 14, 2006

****************************************************************************

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                 Page

Accountants' Review Report                                       F-2

Financial Statements

  Balance Sheets as of June 30, 2006 and
   December 31, 2005                                             F-3

  Schedules of Investments as of June 30, 2006 and
   December 31, 2005                                          F-4 - F-9

  Statements of Operations for the Three and
   Six Months Ended June 30, 2006 and 2005                       F-10

  Statements of Partners' Equity for the
   Six Months Ended June 30, 2006 and 2005                       F-11

  Statements of Cash Flows for the Six Months Ended
   June 30, 2006 and 2005                                        F-12

  Notes to Financial Statements                              F-13 - F-19



























                                      F-1


                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have reviewed the balance sheet, including
the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2006 and the related statements of operations for the three and six months ended June 30, 2006 and 2005, and the statements of partners' equity and cash flows for the six months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

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

August 11, 2006
Oak Park, Illinois






                6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139
                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                      JUNE 30, 2006 AND DECEMBER 31, 2005

                                    ASSETS
                                                    June 30,
                                                      2006      December 31,
                                                   (A Review)      2005

Investments
  Equity in Commodity Futures Trading Accounts -
   Cash and cash equivalents                      $16,732,061   $16,822,678
    Net unrealized gain (loss) on open commodity
     futures contracts                                (42,095)      250,902

                                                   16,689,966    17,073,580

Cash                                                   91,604        88,004
Accrued interest receivable                            51,662        34,073

                                                  $16,833,232   $17,195,657


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                     $   286,648   $   117,164
  Accrued trading commissions payable                   6,167        15,555
  Accrued management fees                              12,515        13,110
  Incentive fees payable                               67,052       170,919
  Other accrued liabilities                            49,908        37,128

    Total Liabilities                                 422,290       353,876


PARTNERS' EQUITY
  Limited partners - (4,987.12 and 5,016.79 units) 16,410,942    16,841,781
  General partner - (0 units)                               -             -

    Total Partners' Equity                         16,410,942    16,841,781

                                                  $16,833,232   $17,195,657










                            See accompanying notes.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                                 JUNE 30, 2006

Contracts                                                   Value     Percent

     United States Commodity Futures Positions, Held Long:

66   Aug '06 CME Cattle                                   $(22,920)   (0.13)%
63   Aug '06 IPE Br Crude                                   38,430     0.23
63   Aug '06 IPE Oil Gas                                   (12,050)   (0.07)
1    Dec '06 CBOT Corn                                          75     0.00
12   Sep '06 CBOT Wheat                                     10,513     0.06
3    Oct '06 CSC Sugar                                       3,427     0.02
1    Aug '06 NY LT Crude                                     3,840     0.02
3    Aug '06 NY Heating Oil                                 (1,121)   (0.00)
1    Sep '06 LME Alum                                       (6,513)   (0.04)
3    Sep '06 IMM Australian Dollar                            (915)   (0.01)
5    Sep '06 IMM Canadian Dollar                            (8,300)   (0.05)
3    Sep '06 IMM Euro                                        5,981     0.04
15   March '07 IMM Euro Dollar                                (200)   (0.00)
9    Sep '06 E-Mini S&P                                      5,738     0.03

       Total United States Commodity Futures Positions      15,985     0.10

     Japanese Commodity Futures Positions, Held Long:

4    Sep '06 SGX Mini JGB                                   (1,188)   (0.01)

       Total Japanese Commodity Futures Positions           (1,188)   (0.01)

     British Commodity Futures Positions, Held Long:

2    Sep '06 New FTSE 100                                   10,953     0.07

       Total British Commodity Futures Positions            10,953     0.07

     Hong Kong Commodity Futures Positions, Held Long:

1    Jul '06 HK Hang Seng                                    2,858     0.02

       Total Hong Kong Commodity Futures Positions           2,858     0.02










                            See accompanying notes.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      SCHEDULE OF INVESTMENTS- CONTINUED

                                 JUNE 30, 2006

Contracts                                                   Value     Percent

     Australian Commodity Futures Positions, Held Long:
1    Sep '06 SFE 10 Y T-Bond                             $    (623)   (0.00)%


       Total Australian Commodity Futures Positions           (623)   (0.00)

     European Commodity Futures Positions, Held Long:

4    Sep '06 Eurx E-Bund                                    (8,708)   (0.05)
1    Sep '06 DAX Index                                       8,967     0.05
3    Jul '06 MONEP CAC 40 EU                                10,358     0.06


       Total European Commodity Futures Positions           10,617     0.06

       Total Commodity Futures Positions Long               38,602     0.24

     United States Commodity Futures Positions, Sold Short:

63   Dec '06 CBOT Corn                                     (11,813)   (0.07)
67   Nov '06 CBOT Soybeans                                 (33,375)   (0.20)
127  Sep '06 CBT Note 10 Y                                 (15,313)   (0.09)
63   Sep '06 CBT Note 2 Y                                   25,594     0.15
63   Dec '06 NYC Cotton                                     42,210     0.25
66   Sep '06 IMM B-Pounds                                  (85,919)   (0.51)
63   Sep '06 IMM Swiss Franc                               (95,288)   (0.57)
1    Sep '06 CMX Silver                                     (3,095)   (0.02)
1    Sep '06 LME Copper                                     20,750     0.12


       Total United States Commodity Futures Positions,
        Sold Short                                        (156,249)   (0.94)

     British Commodity Futures Positions, Held Short:

127  Sep '06 Lif Long Gilt                                  95,735     0.57
35   Mar '07 Lif 3 M Sterling                               (4,849)   (0.03)

       Total British Commodity Futures Positions            90,886     0.54







                            See accompanying notes.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      SCHEDULE OF INVESTMENTS- CONTINUED

                                 JUNE 30, 2006

Contracts                                                   Value     Percent

     Australian Commodity Futures Positions, Held Short:
63   Sep '06 SFE 3 Y T-Bond                              $ (10,194)   (0.06)%

       Total Australian Commodity Futures Positions        (10,194)   (0.06)

     European Commodity Futures Positions, Held Long:

63   Sep '06 Eurx E-BOBL                                   (12,084)   (0.07)
63   Sep '06 Eurx E-Bund                                       806     0.00
12   Mar '07 Lif 3 M Euribor                                 6,138     0.04

       Total European Commodity Futures Positions           (5,140)   (0.03)


       Total Commodity Futures Positions Short             (80,697)   (0.49)

       Net Commodity Futures Positions                     (42,095)   (0.25)



     Cash and Cash Equivalents in Trading Accounts:

       Sep '06 United States Treasury Bills
        ($11,500,000 Face Value)                        11,363,765    68.09
       Aug '06 United States Treasury Bills
        ($4,00,000 Face Value)                           3,954,661    23.69
       Jul '06 United States Treasury Bills
        ($800,000 Face Value)                              791,304     4.74
       United States Markets                               306,603     1.84
       European Markets                                    518,361     3.10
       Hong Kong Markets                                    (2,338)   (0.01)
       British Pound Markets                              (158,980)   (0.95)
       Australian Dollar Markets                           (89,268)   (0.53)
       Japanese Yen Markets                                 47,953     0.28

       Total Cash and Cash Equivalents
        in Trading Accounts                             16,732,061   100.25

         Total Investments                             $16,689,966   100.00%







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

















   The accompanying notes are an integral part of the financial statements.
                                      F-9

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)

                                     Three months ended  Six months ended
                                           June 30,            June 30,
                                       2006      2005      2006       2005

INVESTMENT AND OTHER INCOME
    Interest income                  $173,980   $80,735  $325,575   $140,391

    Total Income                      173,980    80,735   325,575    140,391

EXPENSES
  Commissions                         459,708   397,001   923,651    733,959
  Management fees                      12,527     9,850    25,073     15,988
  Incentive fees                       67,052    99,165    67,052    770,117
  Professional accounting and legal
   fees                                31,506    49,621    64,500     70,796
  Other operating and administrative
   expenses                              (803)    2,914       721      8,679

    Total Expenses                    569,990   558,551 1,080,997  1,599,539

    Net Investment Loss              (396,010) (477,816) (755,422)(1,459,148)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain from trading in
   futures                          2,195,744   502,586   640,783  3,053,456
  Realized gain (loss) on exchange
   rate fluctuation                    13,300    (8,691)   33,547    (17,898)
  Changes in unrealized gains
   (losses) on open commodity
   open futures contracts            (377,674)  (32,051) (292,994)   195,773

     Total Realized and Unrealized
      Gains on Investments          1,831,370   461,844   381,336  3,231,331

NET INCOME (LOSS)                  $1,435,360  $(15,972)$(374,086)$1,772,183

NET INCOME (LOSS)-
  Limited partnership unit            $287.51    $(3.46)  $(74.59)   $395.32

  General partnership unit                 $-         $-        $-        $-

Weighted average partnership units outstanding:
  Limited units                      4,992.36   4,617.38  5,015.09  4,482.88

  General units                             -          -         -         -

   The accompanying notes are an integral part of the financial statements.
                                     F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)




                                     2006                     2005
                              Amount      Units        Amount      Units

Beginning balance-
January 1,                 $16,841,781   5,016.79   $11,790,949   4,316.80

Partner additions              576,958     170.23     1,454,051     506.55

Partner withdrawals           (633,711)   (199.90)     (316,297)   (124.27)

Net income (loss)             (374,086)               1,772,183

Balance at June 30,        $16,410,942   4,987.12   $14,700,886   4,699.08





                                             2006           2005

  Value per unit                          $3,290.67      $3,128.46

  Total partnership units                  4,987.12       4,699.08





















   The accompanying notes are an integral part of the financial statements.
                                     F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                  (A Review)


                                                        2006         2005

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $(374,086)  $1,772,183
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities -
    Changes in unrealized (gains) losses                292,997     (195,772)
    Changes in operating assets and liabilities -
      Accrued interest receivable                       (17,589)       5,646
      Accrued management and incentive fees            (104,462)    (253,719)
      Other payables and accruals                         3,392       (3,045)

        Net Cash Provided By (Used In)
         Operating Activities                          (199,748)   1,325,293

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                 576,958    1,454,051
  Partner redemptions                                  (464,227)    (342,043)

    Net Cash Provided By
     Financing Activities                               112,731    1,112,008

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   (87,017)   2,437,301

CASH AND CASH EQUIVALENTS
  Beginning of period                                16,910,682   12,298,533

  End of period                                     $16,823,665  $14,735,834

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                 $16,732,061  $14,494,653
  Cash                                                   91,604      241,181

                                                    $16,823,665  $14,735,834









   The accompanying notes are an integral part of the financial statements.
                                     F-12


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                           JUNE 30, 2006 AND 2005
                                  (A Review)

1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. The Fund began sells direct on a best efforts basis with no commissions.

      Interim Financial Statements - The balance sheet, including the schedule of investments, as of June 30, 2006 and the statements of operations for the three and six months ended June 30, 2006 and 2005, and the statements of partners' equity and cash flows for the six months ended June 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005.

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

                                      F13


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2006 and 2005.

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

5.    RELATED PARTY TRANSACTIONS

      The Fund paid the following expenses to related parties during the six months ended June 30, 2006 and 2005

                                  2006          2005

      Commissions - Ashley      $434,020      $656,611

      Commissions - Futures     $443,908      $      -

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

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2006 and December 31, 2005 was $622,331 and $1,986,606, respectively, which equals approximately 4% and 12% of Net Asset Value, respectively. The Fund also purchases United States Treasury Bills as a form of margin. At June 30, 2006 and December 31, 2005, $16,109,730 and $14,836,072, respectively, was invested in U.S. Treasury Bills, which approximates 98% and 88% of Net Asset Value, respectively.

      Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $19,200,000 and $44,907,000 on long positions at June 30, 2006 and December 31, 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

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

      The unrealized gains/(losses) on open commodity futures contracts at June 30, 2006 and December 31, 2005 were ($42,095) and $250,092, respectively.

      Open contracts generally mature within three months. As of June 30, 2006, the latest maturity date for open futures contracts is March, 2007. However, the Fund intends to close all contracts prior to maturity.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2006 AND 2005
                                  (A Review)

7.    FINANCIAL HIGHLIGHTS

                                     Three months ended  Six months ended
                                           June 30,            June 30,
                                       2006      2005      2006       2005
Performance per Unit (5)

  Net unit value, beginning
   of period                      $3,000.59  $3,128.85  $3,357.08  $2,731.41

  Net realized and unrealized
   gains/losses on commodity
   transactions                      366.84     103.09      76.05     719.92

  Investment and other income         37.41      17.49      73.09      31.06

  Expenses (1)                      (114.17)   (120.97)   (215.55)   (353.93)

  Net increase (decrease) for
   the period                        290.08      (0.39)    (66.41)    397.05

  Net unit value, end of period   $3,290.67  $3,128.46  $3,290.67  $3,128.46

  Net assets, end of period (000)   $16,411    $14,701    $16,411    $14,701

  Total return (3)                     9.67%      (.01)%    (1.98%)    14.54%

  Ratio to average net assets (4)
    Investment and other income        1.38%      0.75%      2.64%     1.39%
    Expenses (2)                       (.87)%    (1.49)%    (1.28)%   (8.59)%

  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions

  (3)  Not annualized

  (4)  Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.