Form 10-Q
period 2006-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2006-11-15
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006
OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number  333-53111

                    Atlas Futures Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

         Delaware                                       51-0380494
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

Yes       No   X

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2006 are attached hereto and made a part hereof.

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

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation of the Fund include continuing offering costs, a management fee to NuWave of 2% of equity assigned to it to trade, fixed brokerage commissions of 11%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. See Subsequent Events under this Item 2 for a change to the Fund fee structure.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated November 13, 2006 until the balance, as of September 30, 2006, of $1,954,886 in face amount of Units are sold. As of September 30, 2006, of the $15,000,000 in Units registered, $13,045,114 has been sold and upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request which are expected to be honored by the General Partner.

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

To have the purchase price or appreciation, if any, of the Units paid to them, partners must use the redemption feature of the Partnership. Distributions, although possible in the sole discretion of the general partner, are not expected to be made. There is no current market for the Units sold, none is expected to develop and the limited partnership agreement limits the ability of a partner to transfer the Units.

Results of Operations

The Fund results after payment and accrual of expenses for the first nine months of 2006 was a profit of $177,189 and for the nine months of 2005 was a profit of $2,726,052. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Subsequent Events

Effective October 25, 2006, the auditor of the Fund was changed from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

On October 27, 2006, the Fund filed post effective amendment no. 9, which became effective November 13, 2006.

Effective December 1, 2006, the management fee to NuWave Investment Corp. will be increased from 2% annually on the first $2,000,000 of equity assigned and 1% annually on equity over $2,000,000 to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% annually on the first $2,000,000 of equity and up to 2% annually on all equity over $2,000,000.

The bookkeeping will be transferred from Michael Liccar & Co, certified public accountants, 200 West Adams Street, Suite 2211, Chicago, IL 60606-5208 to Shoup Accounting Services, certified public accountants, 306 S. West Street, Angola, IN 46703. Shoup is an accounting expert that will maintain a duplicate set of the Fund books and records and handle the Fund accounting.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.

Item 4.	Controls and Procedures

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, the general partner's principal executive officer and principal financial officer concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and, once approved, each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the Fund's internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	Report filed on 8-K subsequent to reporting period of this 10-Q

The Fund filed a Form 8-K on October 26, 2006 and Form 8-K/A on November 2, 2006 to disclose the change of the Fund's auditor effective October 25, 2006 from Frank L. Sassetti & Co., 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069 for normal business considerations without any disagreement between the former auditor and the Fund or its management.

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:                    Atlas Futures Fund, Limited Partnership
                               By Ashley Capital Management, Incorporated
                               Its General Partner


                               By:  /s/ Michael Pacult
                                    Mr. Michael Pacult
                                    Sole Director, Sole Shareholder,
                                    President, and Treasurer of the General
                                    Partner
Date: November 15, 2006

                              ATLAS FUTURES FUND,
                              LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS


                                                                   Page

Accountants' Review Report                                         F-2

Financial Statements

  Balance Sheets as of September 30, 2006 and
   December 31, 2005                                               F-3

  Schedules of Investments as of September 30, 2006 and
   December 31, 2005                                            F-4 - F-9

  Statements of Operations for the Three and Nine Months
   Ended September 30, 2006 and 2005                               F-10

  Statements of Partners' Equity for the Nine Months
   Ended September 30, 2006 and 2005                               F-11

  Statements of Cash Flows for the Nine Months Ended
   September 30, 2006 and 2005                                     F-12

  Notes to Financial Statements                                F-13 - F-20



























                                      F-1


                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


          We have reviewed the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2006 and December 31, 2005 and the related statements of operations for the three and nine months ended September 30, 2006 and 2005, and the statements of partners' equity and cash flows for the nine months ended September 30, 2006 and 2005. These financial statements are the responsibility of the Partnership's management.

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

          Frank L. Sassetti & Co. have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005 and the related statements of operations, partner's equity and cash flows for the year then ended (not presented herein); and in their report dated February 24, 2006, they expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Jordan, Patke & Associates

November 15, 2006
Lincolnshire, Illinois








                                      F-2


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS

                   SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                    ASSETS

                                                   September 30,
                                                       2006      December 31,
                                                    (A Review)       2005

Investments
  Equity in Commodity Futures Trading Accounts -
    Cash and cash equivalents                      $16,992,456   $16,822,678
    Net unrealized gain on open commodity
     futures contracts                                 164,788       250,902

                                                    17,157,244    17,073,580

Cash                                                    40,033        88,004
Accrued interest receivable                             51,787        34,073

                                                   $17,249,064   $17,195,657


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Partner redemptions payable                      $    60,144   $   117,164
  Accrued trading commissions payable                   31,076        15,555
  Accrued management fees payable                       12,594        13,110
  Incentive fees payable                               257,223       170,919
  Other accrued liabilities                             28,620        37,128

    Total Liabilities                                  389,657       353,876


PARTNERS' EQUITY
  Limited partners - (4,955.64 and 5,016.79 units)  16,859,407    16,841,781
  General partner - (0 units)                                -             -

    Total Partners' Equity                          16,859,407    16,841,781

                                                   $17,249,064   $17,195,657









   The accompanying notes are an integral part of the financial statements.
                                      F-3


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2006
                                  (A Review)

Contracts                                                   Value    Percent

     United States Commodity Futures Positions, Held Long:

9    Dec '06 CBOT Wheat                                    $21,938     0.13%
12   Dec '06 CBT 10 Y Note                                  15,953     0.09
6    Dec '06 CME Cattle                                     (5,340)   (0.03)
3    Mar '07 CSC Sugar                                       2,587     0.02
2    Nov '06 RBOB Gas                                        1,982     0.01
2    Dec '06 IMM GBP                                           638     0.00
5    Dec '06 IMM CAD                                           700     0.00
1    Oct '06 LME Copper                                     10,288     0.06
70   Jun '07 IMM Euro $                                     13,663     0.08
11   Dec '06 E-Mini                                         20,900     0.12
1    Dec '06 LME Alum US                                     3,810     0.02

       Total United States Commodity Futures Positions      87,118     0.51

     Japanese Commodity Futures Positions, Held Long:

4    Dec '06 SGX MINI JGB                                   (3,471)   (0.02)

       Total Japanese Commodity Futures Positions           (3,471)   (0.02)

     European Commodity Futures Positions, Held Long:

7    Dec '06 Eurx E-Bund                                     8,609     0.05
7    Dec '06 CAC 40                                         11,006     0.06
1    Dec '06 DTB Dax Index      3,328      0.02

       Total European Commodity Futures Positions           22,943     0.13
















   The accompanying notes are an integral part of the financial statements.
                                      F-4


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2006
                                  (A Review)

Contracts/
Amount                                                        Value   Percent

     Great British Commodity Futures Positions, Held Long:

5    Dec '06 FTSE 100                                         8,231    0.05
8    Dec '06 LIFFE Long Gilt                                  3,423    0.02

       Total British Commodity Futures Positions             11,654    0.07

     Hong Kong Commodity Futures Positions, Held Long:

1    Oct '06 Hong Kong Hang Seng                               (674)  (0.00)

       Total HK Commodity Futures Positions                    (674)  (0.00)

       Total Commodity Futures Positions                    126,816    0.74

     Australian Commodity Futures Positions, Held Long:

1    Dec '06 SFE SPI 200                                      2,350    0.01
4    Dec '06 SFE 10 Y T-Note                                  3,003    0.02

       Total Australian Commodity Futures Positions           5,352    0.03

       Total Commodity Futures Positions                    122,922    0.72

     United States Commodity Futures Positions, Sold Short:

55   Dec '06 IMM Aust Dollar                                $20,350    0.12%
1    Dec '06 CMX Silver                                       6,185    0.04
5    Nov '06 CBOT Soybeans                                   17,525    0.10
0    Nov '06 NY Heating Oil                                      84    0.00
1    Dec '06 CSC Coffee                                       1,350    0.01
1    Dec '06 LME Copper                                       3,555    0.02


       Total United States Commodity Futures Positions       49,049    1.13









   The accompanying notes are an integral part of the financial statements.
                                      F-5


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            SCHEDULE OF INVESTMENTS

                              SEPTEMBER 30, 2006
                                  (A Review)

      European Commodity Futures Positions, Held Short:

10    Jun '07 LIF 3M Euribor                                 (2,694)   (0.02)

      British Commodity Futures Positions, Sold Short:

12    Jun '07 Lif 3M Sterling                                (4,490)   (0.03)

        Total Commodity Futures Positions, Sold Short        41,865     0.24

        Net Commodity Futures Positions                     164,788     0.96

      Cash and Cash Equivalents in Trading Accounts:

        Dec '06 United States Treasury Bill
        ($10,500,000 Face Value)                         10,374,575    60.47
        Nov '06 United States Treasury Bill
        ($1,800,000 Face Value)                           1,777,205    10.36
        Dec '06 United States Treasury Bill
        ($1,000,000 Face Value)                             988,018     5.76
        Nov '06 United States Treasury Bill
        ($1,00,000 Face Value)                              987,675     5.76
        Oct '06 United States Treasury Bill
        ($800,000 Face Value)                               790,060     4.60
        United States Markets                             2,090,654    12.19
        Euro Markets                                        377,106     2.20
        British Pound Markets                              (369,305)   (2.15)
        Australian Dollar Markets                           (85,187)   (0.50)
        Hong Kong Dollar Markets                              9,145     0.05
        Japanese Yen Markets                                 52,510     0.31

        Total Cash and Cash Equivalents
         in Trading Accounts                             16,992,455    99.04

           Total Investments                            $17,157,244   100.00%












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











   The accompanying notes are an integral part of the financial statements.
                                      F-9


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

                                     Three months ended  Nine months ended
                                           Sep 30,            Sep 30,
                                       2006      2005      2006       2005
INVESTMENT AND OTHER INCOME
  Interest income                    $185,790  $116,851  $511,365  $257,242
  Redemption penalty

    Total Income                      185,790   116,851   511,365   257,242

EXPENSES
  Commissions                         324,841   433,036 1,248,492 1,166,995
  Management fees                      12,603    13,044    37,676    29,032
  Continuing service fee                    -         -         -         -
  Incentive fees                      257,223   387,101   324,275 1,157,218
  Professional accounting and legal
   fees                                24,500    32,000    89,000   102,796
  Other operating and administrative
   expenses                               188     1,727       909    10,406

    Total Expenses                    619,355   866,908 1,700,352 2,466,447

      Net Investment Loss          (433,565) (750,057)(1,188,987)(2,209,205)

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS
  Realized gain (loss) from trading
   in futures                         779,658 1,057,546 1,420,441 4,111,002
  Realized gain (loss) on exchange
   rate fluctuation                    (1,700)   (6,269)   31,847   (24,167)
  Changes in unrealized gains (losses)
   on open commodity open futures
   contracts                          206,882   653,159   (86,112)  848,932

  Total Realized and Unrealized Gain
   (Loss) on Investments              984,840 1,704,436 1,366,176 4,935,767

NET INCOME (LOSS)                    $551,275  $954,379  $177,189 $2,726,562

NET INCOME (LOSS) -
  Limited partnership unit            $111.40   $191.63    $44.98   $583.46

  General partnership unit                  $         $         $         $





   The accompanying notes are an integral part of the financial statements.
                                      F-10


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        STATEMENTS OF PARTNERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)




                                     2006                     2005
                              Amount      Units        Amount      Units

Beginning balance-
January 1,                 $16,841,781   5,016.79   $11,790,949   4,316.80

Partner additions              758,150     228.37     2,590,950     870.95

Syndication redistribution
 costs                          11,310                   47,651

Partner withdrawals           (929,023)   (289.53)     (387,318)   (137.35)

Net Income                     177,189                2,726,562

Balance at September 30,   $16,859,407   4,955.63   $16,768,794   5,050.40





                                   2006           2005

  Value per unit                $3,402.07      $3,320.29

  Total partnership units        4,955.63       5,050.40


















   The accompanying notes are an integral part of the financial statements.
                                      F-11


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (A Review)

                                                        2006        2005

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $   177,189  $2,726,562
  Adjustments to reconcile net income to net
   cash provided by operating activities -
    Changes in unrealized gains                          86,114    (848,932)
    Changes in operating assets and liabilities -
      Accrued interest receivable                       (17,714)    (10,557)
      Accrued/ prepaid commissions                            -           -
      Accrued management and incentive fees              85,788      37,133
      Prepaid incentive fees                                  -           -
      Other payables and accruals                       (50,007)    (33,820)

        Net Cash Provided By
         Operating Activities                           281,370   1,870,386

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of units, net
   of sales commissions                                 758,150   2,590,950
  Syndication costs                                      11,310      47,651
  Partner redemptions                                  (929,023)   (387,318)

       Net Cash Used In
        Financing Activities                           (159,563)  2,251,283

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                  121,807   4,121,669

CASH AND CASH EQUIVALENTS
  Beginning of period                                16,910,682  12,298,533

  End of period                                     $17,032,489 $16,420,202

End of period cash and cash equivalents consists of:
  Cash and cash equivalents in broker
   trading accounts                                 $16,992,456 $16,349,124
  Cash                                                   40,033      71,078

                                                    $17,032,489 $16,420,202







   The accompanying notes are an integral part of the financial statements.
                                      F-12


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  'Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke") and NuWave Investment Corp. ("NuWave"), effective February, 2005, and who have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner that is currently estimated to be 97% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("Futures"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell direct on a best efforts basis with no commissions or continuing service fees.

  Interim Financial Statements - The balance sheet as of September 30, 2006, including the September 30, 2006 schedule of investments, and the statements of operations for the three and nine months ended September 30, 2006 and 2005, and the statements of partners' equity and cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006 and the results of operations and cash flows for the nine months ended September 30, 2006 and 2005.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers only cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended September 30, 2006 and 2005.

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

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

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

4.      FEES - CONTINUED

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

  The quarterly incentive fee of 25% of "new trading profits" is paid to Clarke Trading for assets traded in their account.

  A monthly continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) will be paid to the selling agent.

  Effective June 1, 2004, the monthly commission was changed from 7% to 11% and the continuing service fee was eliminated.

  Effective February 1, 2005, the Fund added a new CTA, NuWave. Nu Wave's quarterly incentive fee is 20% of "new net profits" and also receives a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005.
  The Corporate General Partner reserves the right to change the fee structure at its sole-discretion. See the Subsequent Events note for an additional change to the Fund fee structure.

5.      RELATED PARTY TRANSACTIONS

  The Fund paid the following expenses to related parties during the nine months ended September 30, 2006 and 2005

                                            2006           2005

  Commission/Management Fee - Ashley      $432,958      $1,046,158

  Commission/Management Fee - FIC          815,535               -

  Total                                 $1,248,492      $1,046,158

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC, and the futures commission merchant establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2006 and December 31, 2005 was $2,074,924 and $1,986,606, respectively, which equals approximately 12% and 12% of Net Asset Value, respectively. The Fund also purchases United States Treasury bills as a form of margin. At September 30, 2006 and December 31, 2005, $14,969,320 and $14,917,532 respectively, was invested in U.S. Treasury Bills, which approximates 88% and 88% of Net Asset Value, respectively.

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

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

  The market risk is limited to the gross or face amount of the contracts held of $26,177,110 and $44,907,000 on long positions at September 30, 2006 and December 31, 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The unrealized gains on open commodity futures contracts at September 30, 2006 and December 31, 2005 were $164,788 and $250,092, respectively.

  Open contracts generally mature within three months. As of September 30, 2006, the latest maturity date for open futures contracts is June, 2007. However, the Fund intends to close all contracts prior to maturity.


  Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract. The Fund has a substantial portion of its assets on deposit with financial institutions. In the event of a financial institution's insolvency, recovery of Fund deposits may be limited to account insurance or other protection afforded deposits.

  The Fund has established procedures to actively monitor market risk and minimize credit risk although there can be no assurance that it will succeed. The basic market risk control procedures consist of continuously monitoring open positions, diversification of the portfolio and maintenance of a desirable margin-to-equity ratio. The Fund seeks to minimize credit risk primarily by depositing and maintaining its assets at financial institutions and brokers which it believes to be creditworthy.
                                     F-18


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

7.      FINANCIAL HIGHLIGHTS

                                     Three months ended  Nine months ended
                                        September 30,         September 30,
                                       2006      2005      2006       2005
Performance per Unit (5)

  Net unit value, beginning
   of period                      $3,290.67  $3,128.46  $3,357.08  $2,731.41

  Net realized and
   unrealized gains/losses on
   commodity transactions            198.69     342.43     282.91   1,061.63

  Investment and other income         37.40      23.46     102.32      55.05

  Expenses (1)                      (124.69)   (174.06)   (340.24)   (527.80)

  Net increase (decrease) for the
   period                            111.40     191.83      44.99     588.88

  Net unit value, end of period   $3,402.07  $3,320.29  $3,402.07  $3,320.29

  Net assets, end of period (000)   $16,859    $16,769    $16,859    $16,769

  Total return (3)                     3.39%      6.13%      1.34%     21.56%

  Ratio to average net assets (4)
  Investment and other income          4.68%      2.89%      4.20%      2.39%
  Expenses (2)                        (7.41)%   (10.74)%    (3.71)%  (12.08)%

  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions

  (3)  Not annualized

  (4)  Annualized for all periods

  (5) Investment and other income and expenses is calculated using average number of units outstanding during the year. Net realized and unrealized gains/losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                                     F-19


                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

               SEPTEMBER 30, 2006 AND 2005 AND DECEMBER 31, 2005
                                  (A Review)

8.      SUBSEQUENT EVENTS

  Effective October 2006, we changed the auditor of the Fund from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302-1043 to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.

  Effective December 1, 2006, the management fee to NuWave Investment Corporation will be increased from 2% annually on the first $2,000,000 of equity assigned and 1% annually on the equity over $2,000,000 to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% annually on the first $2,000,000 of equity and up to 2% annually on all equity over $2,000,000.

  The bookkeeping will be transferred from Michael Liccar & Company, Certified Public Accountants, 200 West Adams Street, Suite 2211, Chicago, Illinois 60606-5208 to Shoup Accounting Services, Certified Public Accountants, 306 South West Street, Angola, Indiana 46703. Shoup is an accounting expert that will maintain a duplicate set of the Fund's books and records and handle the Fund's accounting.




























                                     F-20