Form 10-K
period 2006-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2007-04-02
CIK 865549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
         For the year ended  12-31-2006
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number  333-61217

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

                Delaware                              51-0380494
      State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization               Identification No.)

      505 Brookfield Drive, Dover, DE                     19901
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class      Name of each exchange on which registered
             None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                           Limited Partnership Units
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes [ ] No	[X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.: None.

There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, 2004, and 2005 at Registration No. 333-61217.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration No. 333-61217 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund,
L. P., (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the initial price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced on November 18, 1999. On May 1, 2001, the Registrant registered $8,000,000 in additional Units. Units are currently offered and sold at the net asset value per Unit ("NAV") determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

By a post effective amendment to its Registration Statement filed February 1, 2006 that became effective February 6, 2006, the General Partner provided disclosure of the change of introducing broker from Mt. Kemble Futures LLC to Futures Investment Company, which is affiliated with the General Partner. This change became effective February 1, 2006. and there were no resulting changes in costs to the Fund. By a post effective amendment to its Registration Statement filed October 30, 2006 that became effective November 13, 2006, the General Partner provided disclosure of (1) change of bookkeeping from Michael Liccar & Co, certified public accountants, 200 West Adams Street, Suite 2211, Chicago, IL 60606-5208 to Shoup Accounting Services, certified public accountants, 306 S. West Street, Angola, IN 46703,
(2) change of auditor of the Registrant from Frank L. Sassetti & Co. 6611 W. North Avenue, Oak Park, Illinois 60302-1043, to the CPA firm of Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069,
(3) change of location of the Registrant's books and records from the offices of Michael Liccar & Co to the offices of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046, and (4) a change in the management fee to NuWave, as of December 31, 2006, from 2% annually on the first $2,000,000 of equity assigned and 1% annually on equity over $2,000,000 to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% annually on the first $2,000,000 of equity and up to 2% annually on all equity over $2,000,000. By filing a Form 8-K on October 26, 2006, as amended on November 2, 2006, the Fund disclosed the change of accountant identified in 2, above. There were no adverse events that motivated the change in bookkeepers or auditors.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Since the inception of trading through February 1, 2005, the Fund account was traded by a single CTA, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521 (630) 323-5913. As of February 1, 2005, NuWave Investment Company, 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, Telephone:
(973) 425-9192, Fax: (973) 425-9190, E-mail: info@NuWavecorp.com was added as a CTA. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Limited Partners at the office of Investor Services, 500 Park Avenue #114, Lake Villa, IL 60046. Clarke is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit that it generates, as that term is defined in the Limited Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Limited Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference. None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Fund or ownership in the General Partner or the trading advisor. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

Ashley Capital Management, Inc., the corporate General Partner and Commodity Pool Operator, is paid monthly fixed brokerage commissions of eleven twelfths of one percent (11/12%) of the total value of the funds available for trading in the Fund's accounts at the FCM [eleven percent (11%) per year], from which it pays seven percent (7%) of the eleven percent (11%) to Futures Investment Company as introducing broker, which in turn pays all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for trades. The FCM is selected by the General Partner and holds the Fund's trading equity and places the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties.

The sale of Units is regulated by Securities Act of 1933 and the Commodity Exchange Act. Once the Units are issued, the operation of the Fund is subject to regulation pursuant to the Securities and Exchange Act of 1934 and the Commodity Exchange Act. The U.S. Securities and Exchange Commission and the Securities Commissions and securities acts of the several States where its Units are offered and sold have jurisdiction over the operation of the Fund. The National Futures Association has jurisdiction over the operation of the General Partner and the Commodity Trading Advisors. This regulatory structure is not intended, nor does it, protect investors from the risks inherent in the trading of futures and options.

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated November 13, 2006 (the "Prospectus"), as it may be amended in the future, until the balance of un-issued registered securities, $1,855,037, as of December 31, 2006, is sold or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

Item 1A.  Risk Factors

The trading of futures, options on futures and other commodities related investments is highly speculative and risky. You should make an investment in the Fund only after consulting with independent, qualified sources of investment and tax advice and only if your financial condition will permit you to bear the risk of a total loss of your investment. You should consider an investment in the Units only as a long-term investment. Moreover, to evaluate the risks of this investment properly, you must familiarize yourself with the relevant terms and concepts relating to commodities trading and the regulation of commodities trading, which are discussed in the Risk Factors section of the Prospectus, which is incorporated herein by reference.

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Section of this Form 10-K. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance is on deposit and available as margin to secure trading through in futures and other commodities related products in a Fund account at Man Financial, Inc., the FCM. Man Financial, Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against Man as described below.

At any given time, Man is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of filing of this 10-K, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no material, administrative, civil or criminal proceedings pending, on appeal or concluded against Man or its principals within the five years preceding the date of this 10-K, except that Man has recently been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. Man has informed the Fund that in acting as clearing broker for PAAF it was not responsible for its losses and, among other things, has brought in a number of third party defendants. Accordingly, it will deny the material allegations of the Complaint, and will otherwise vigorously defend the Litigation. Further, the outcome of the Litigation should not materially affect Man or its ability to perform as a FCM for the accounts of the Fund. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and Man's relationship to PAAF. To date, the CFTC has not brought any action against Man.

On February 20, 2007, Man settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which Man was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at Man. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor.
Without admitting or denying the allegation, Man agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. Man also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Item 4.  Submission of Matters to a Vote of Security Holders

Michael P. Pacult, individually and as the principal of the corporate General Partner, makes all day to day decisions regarding the operation of the Fund. The Limited Partners have not exercised any right to vote their Units and there have been no matters which would cause the Fund to conduct a vote of the Partners. The rights of the Limited Partners, including their voting rights, are defined in the Limited Partnership Agreement. Briefly stated, their voting rights are limited to the selection of the General Partner, amendments to the Limited Partnership Agreement, and other similar decisions.

PART II

Item 5. Market for Registrant's Limited Partnership Units, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Fund desires to be taxed as a partnership and not as a corporation. In furtherance of this objective, the Limited Partnership Agreement, subject to certain exceptions upon the death of a Limited Partner, requires all Limited Partners to obtain the approval of the General Partner prior to the transfer of any Units of partnership interest. Accordingly, there is no trading market for the Fund Units and none is likely to develop. The Limited Partners must rely upon the right of Redemption provided in the Limited Partnership Agreement to liquidate their interest.

The Fund has fewer than 300 holders of its securities. Limited Partners are required to represent to the issuer that they are able to understand and accept the risks of investment in a commodity pool for which no market of interests will develop and that the right of redemption will be the sole expected method of withdrawal of equity from the Fund. The General Partner has sole discretion in determining what distributions, if any, the Fund will make to the Partners. The Fund has not made any distributions as of the date
hereof.   The Fund has no securities authorized for issuance under equity compensation plans. See the Limited Partnership Agreement attached as Exhibit A to the Registration Statement, incorporated herein by reference, for a complete explanation of the limitations upon transfer and right of redemption provided to Partners.

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected. The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund. See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner's capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2002 to December 31, 2006.

  													Year to Date
  									2006		2005		2004		2003		2002
  Performance per unit (3)
    Net unit value, beginning of the year				$3,357.08	$2,731.41	$1,750.45	$1,311.50	$1,181.89

    Net realized and unrealized gains and losses on
     commodity transactions						505.12		1,206.19	1,573.93	735.70		298.13
    Investment and other income						139.17		80.59		27.57		18.43		18.32
    Expenses (1)							(511.50)	(661.11)	(620.54)	(315.18)	(186.84)

  	Net increase for the year					132.79		625.67		980.96		438.95		129.61

  	  Net unit value at the end of the year				$3,489.87	$3,357.08	$2,731.41	$1,750.45	$1,311.50

  Net assets at the end of the year ($000)				$17,015		$16,842		$11,791		$7,690		$6,200
  Total return								3.94%		22.91%		56.04%		33.47%		-10.97%

  Ratio to average net assets
    Investment and other income						4.22%		2.57%		1.23%		1.10%		1.48%
    Expenses (2)							-4.36%		-10.19%		-17.91%		-10.33%		-7.62%

  (1) Includes brokerage commissions
  (2) Excludes brokerage commissions
  (3) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.
</table


The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2006 and 2005:


  						Quarters Ended


  			March 31,	June 30,	September 30,	December 31,
  			2006		2006		2006		2006

Total Investment Gain	$   (1,450,034)	$    1,831,370	$       984,840	$    1,095,587

Net Income (Loss)	$   (1,809,446)	$    1,435,360	$       551,275	$
431,210

Net Income (Loss) per
 partnership unit	$      (356.49)	$       287.51	$        111.40	$       87.68
at the end of period	      3,000.59	      3,290.67	       3,402.07	     3,489.87


  			March 31,	June 30,	September 30,	December 31,
  			2005		2005		2005		2005

Total Investment Gain	$    2,769,487	$       461,844	$    1,704,436	$       738,873

			$    1,788,155	$      (15,972)	$      954,379	$       182,699

Net Income (Loss) per
 partnership unit	$       404.43	$        (3.46)	$       191.63	$         36.29

Net asset value per
partnership unit
at the end of period	      3,128.85	      3,128.46	      3,320.29	       3,357.08


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

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. When combined with the previously described assets committed to margin, a total of up to approximately 40% of the Fund's assets may be deposited with over-the-counter counterparties in order to initiate and maintain forward and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 60% to 90% of the Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001, 2002, 2003, 2004, 2005 and 2006 reflect the absorption of these costs by the Fund.

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are totally responsible for the selection of trades. As evidenced by the increase in per unit value disclosed above, the CTAs have been successful. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2006 were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Form 10-K beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 62, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Item 11.  Executive Compensation.

Although there are no executives in the Fund, the corporate General Partner is paid compensation that the Fund has elected to disclose on this Form 10-K. The Fund pays its corporate General Partner fixed brokerage commissions of eleven percent (11%) per year, payable monthly, from which it pays its affiliated introducing broker, Futures Investment Company, seven percent (7%) of the eleven percent (11%) to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference between the seven percent (7%) it pays to the introducing broker and the eleven percent (11%) it is paid.

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund as of December 31, 2006:

  Name	Percent Ownership

  None	N/A

(b) As of December 31, 2006, the General Partner owned no Units of Limited Partnership Interests.

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

Item 14.  Principal Accountant Fees and Services.

Only fees to the Principal Accountant, or Auditor, and not fees for other accounting, are required to be disclosed in this section.

(1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2006 and 2005 were $35,805 and $22,265, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $13,447, and $0, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services for the years ended December 31, 2006 and 2005 were $0 and $0, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $0, and $0, respectively.

(4)	All Other Fees

None

(5)	The Board of Directors of Ashley Capital Management, Inc., General
Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)	Close to 100% of the hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees. However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

  1. All Financial Statements

  See Index to Financial Statements for the years ended December 31, 2006 and 2005.

  The Financial Statements begin on page F-1 of this report.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

  Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-61217 previously filed with the Securities and Exchange Commission.

(b)	Exhibits required by Item 601 of Regulation S-K (S 229.601 of this chapter).

See response to 15(a)(3), above.

(c)	Financial statements required by Regulation S-X (17 CFR 210) which are excluded from the annual report to shareholders by Rule 14a-3(b) including
(1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons; (2) separate financial statements of affiliates whose securities are pledged as collateral; and (3) schedules.

None.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.



Registrant:			Atlas Futures Fund, Limited Partnership
				By Ashley Capital Management, Inc.
				Its General Partner



Date:	March 30, 2007		By: /s/ Michael Pacult
				  Mr. Michael P. Pacult
				  Sole Director, Sole Shareholder
				  President and Treasurer

***************************************************************************
                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                    Years Ended December 31, 2006 and 2005



                       Index to the Financial Statements

                                                                     Page

Report of Independent Registered Public Accounting Firm              F-2

Statements of Assets and Liabilities				     F-3

Schedule of Investments - Cash and Securities - December 31, 2006    F-4

Schedules of Investments - Futures Contracts - December 31, 2006  F-5 - F-6

Schedule of Investments - Cash and Securities - December 31, 2005    F-7

Schedules of Investments - Futures Contracts - December 31, 2005     F-8

Statements of Operations					     F-9

Statements of Changes in Net Assets				    F-10

Statements of Cash Flows					    F-11

Notes to Financial Statements			                F-12 - F17

Affirmation of Commodity Pool Operator			            F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware


We have audited the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the schedules of investments, as of December 31, 2006, and the related statements of operations, changes in net assets and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Atlas Futures Fund, Limited Partnership as of December 31, 2005, were audited by other auditors whose report dated February 24, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Atlas Futures Fund, Limited Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Atlas Futures Fund, Limited Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2006, and the results of its operations, its changes in net assets and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 27, 2007



                                      F-2
       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  									December 31,
									2006		2005
                                    Assets
  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents						$15,435,188	$16,856,751
      Net unrealized gain on open futures contracts			1,933,681	250,902

 		Total brokerage cash equivalents and
		 investments						17,368,869	17,107,653

  Cash									56,030		88,004

 	 Total assets							17,424,899	17,195,657

Liabilities

  Partner redemptions payable						166,223		117,164
  Accrued commissions payable to related parties			8,013		15,555
  Management fees payable						15,541		13,110
  Incentive fees payable						219,487		170,919
  Other accrued liabilities						849		37,128

	  Total Liabilities						410,113		353,876

Net assets								$17,014,786	$16,841,781


Analysis of Net Assets

  Limited partners							$17,014,786	$16,841,781
  General partner							-		-

 	Net assets (equivalent to $3,489.87 and
	 $3,357.08 per unit)						$17,014,786	$16,841,781


Partnership units outstanding

  Limited partners units outstanding					4,875.48	5,016.79
  General partner units outstanding					-		-

 	 Total partnership units outstanding				4,875.48	5,016.79


                                      F-3
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2006

														Fair Value
													________________________________
Description						Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets											696,781		$696,781	4.51%

	Total cash denominated in U. S. Dollars										696,781		4.51%

Cash equivalents denominated in U.S. Dollars:
  United States Treasury Bill				March 2007	$10,373,181	$10,500,000	10,395,342	10,395,342	67.35%
  United States Treasury Bill				March 2007	987,967		1,000,000	990,051		990,051		6.41%
  United States Treasury Bill				January 2007	790,010		800,000		797,417		797,417		5.17%
  United States Treasury Bill				February 2007	1,777,843	1,800,000	1,790,777	1,790,777	11.60%
United States Treasury Bill				February 2007	987,738		1,000,000	993,841		993,841		6.44%

	Total cash equivalents denominated in
	 U.S. Dollars							$14,916,738	$15,100,000			14,967,428	96.97%

		Total cash and cash equivalents
		 denominated in U.S. Dollars										15,664,209	101.48%

Cash denominated in foreign currency:
  Euro Markets - Euro											165,260		218,102		1.41%
  British Pound Markets - GBP										(178,240)	(349,136)	-2.26%
  Australian Dollar Markets - AUD									(197,553)	(155,958)	-1.01%
  Hong Kong Dollar Markets - HKD									124,370		15,989		0.10%
  Japanese Yen Markets - JPY										4,997,745	41,982		0.27%

	Total cash denominated in foreign currency									(229,021)	-1.48%

		Total investments											$15,435,188	100.00%


                                      F-4
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2006

  													Fair Value
												_____________________________
Description							Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CBOT Soybeans						March 2007	55		29,562		$29,562
    CBT Bean Meal						March 2007	110		24,570		24,570
    CSC Coffee C						March 2007	55		46,744		46,744
    CBOT Corn							March 2007	5		4,038		4,038
    CBOT Wheat							March 2007	13		(2,025)		(2,025)
    CBT T Note 10Y						March 2007	10		(7,813)		(7,813)
    CBOT Gold							February 2007	1		(1,320)		(1,320)
    CSC Coffee C						March 2007	8		(4,688)		(4,688)
    05 LME Alum US						March 2007	1		125		125
    08 LME Alum US						March 2007	1		(556)		(556)
    IMM AU Dollar						March 2007	7		2,425		2,425
    IMM B-Pounds						March 2007	12		3,075		3,075
    IM Canadian $						March 2007	2		(2,410)		(2,410)
    IMM Euro FX							March 2007	11		(750)		(750)
    IMM Euro DLR						September 2007	53		(15,900)	(15,900)
    EMINI S&P 500						March 2007	2		150		150

  	Total United States Commodity Futures Positions								75,227

  Japanese commodity futures positions held long:
    SMX Nikkei							March 2007	17		6,865,000	57,667

  	Total Japanese commodity futures positions held long							57,667

  Euro commodity futures positions held long:
    Eurex E-Bund						March 2007	11		(13,540)	(17,869)

  	Total European commodity futures positions held long							(17,869)

  British commodity futures positions held long:
    NEW FTSE 100						March 2007	2		810		1,587

  	Total British commodity futures positions held long							1,587

  	Total commodity futures positions held long								116,612


  United States commodity futures positions held short:
    CMX HG Copper						March 2007	110		483,088		483,088
    NY Natural Gas						March 2007	55		647,350		647,350
    IMM J YEN							March 2007	55		29,563		29,563
    CBOT Soybeans						March 2007	11		(11,825)	(11,825)
    CBOT Silver							March 2007	1		(380)		(380)
    NY LT Crude							February 2007	10		24,370		24,370
    NY Heating Oil						February 2007	8		6,023		6,023
    NY Natural Gas						February 2007	4		15,930		15,930
    NYM RBOB Gas						February 2007	5		(9,891)		(9,891)
    21 LME CO							February 2007	1		13,739		13,739
    05  LME Copper US						March 2007	1		16,357		16,357
    14 LME Copper US						March 2007	1		12,825		12,825
    NYC Cotton							March 2007	14		(5,355)		(5,355)
    IMM J YEN							March 2007	23		47,831		47,831

  	Total United States commodity futures positions held short						1,269,625

  Australian commodity futures positions held short:
    SYD T Bill 90D						June 2007	165		2,627		2,074
    SFE 3Y T-Bond						March 2007	55		8,929		7,049
    SFE 10Y T-Bond						March 2007	11		5,820		4,594

  	Total Australian commodity futures positions held short							13,717


                                      F-5
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

            Schedule of Investments - Futures Contracts, Continued
                               December 31, 2006


  													Fair Value
												_____________________________
Description							Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts, con't.

  British commodity futures positions held short:
    LIF Long GILT						March 2007	220		192,500		$377,069
    LIF 3M STG IR						June 2007	55		3,438		6,733
    LIF Long GILT						March 2007	11		18,120		35,493
    LIF 3M STG IR						September 2007	20		(1,250)		(2,449)

  	Total British commodity futures positions held short							416,846

  Euro commodity futures positions held short:
    LIF 3m EURIBOR						March 2007	110		3,438		4,537
    Eurex EUROBOBL						March 2007	55		33,000		43,552
    EURX E-Bund							March 2007	55		35,200		46,455
    EURO E-Schatz						March 2007	55		15,125		19,961
    LIF 3M EURIBOR						September 2007	16		1,800		2,376

  	Total Euro commodity futures positions held short							116,881

  		Total commodity futures positions held short							1,817,069

 			 Net commodity futures positions							$1,933,681


                                      F-6
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2005



												Fair Value
											________________________________
Description						Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets									1,516,844	$1,516,844	9.00%

Total cash denominated in U. S. Dollars									1,516,844	9.00%

Cash equivalents denominated in U.S. Dollars:
  United States Treasury Bill				March 2006	$10,900,000	10,812,162	10,812,162	64.14%
  United States Treasury Bill				March 2006	1,800,000	1,787,650	1,787,650	10.60%
  United States Treasury Bill				February 2006	1,100,000	1,095,335	1,095,335	6.50%
  United States Treasury Bill				February 2006	600,000		597,064		597,064		3.54%
  United States Treasury Bill				January 2006	580,000		577,934		577,934		3.43%

	Total cash equivalents denominated in U.S. Dollars		$14,980,000			14,870,145	88.21%

		Total cash and cash equivalents denominated in U.S. Dollars				16,386,989	97.21%

Cash denominated in foreign currency:
  Euro Markets - Euro									500,710		592,040		3.51%
  British Pound Markets - GBP								(52,969)	(91,011)	-0.54%
  Australian Dollar Markets - AUD							(116,451)	(85,440)	-0.51%
  Hong Kong Dollar Markets - HKD							13,364		1,724		0.01%
  Japanese Yen Markets - JPY								6,170,471	52,449		0.31%

	Total cash denominated in foreign currency							469,762		2.78%

		Total investments									$16,856,751	100%


                                      F-7
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                               December 31, 2005


  													Fair Value
												_____________________________
Description							Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CBOT Soybeans						March 2006	68		(32,162)	$(32,162)
    CBT Bean Meal						March 2006	62		(29,140)	(29,140)
    CBT T-Bonds							March 2006	62		(9,688)		(9,688)
    CME Cattle							February 2006	76		18,540		18,540
    CMX HG Copper						March 2006	62		19,200		19,200
    LME Aluminum US						January 2006	8		51,081		51,081
    LME Aluminum US						February 2006	2		1,087		1,087
    LME Copper							March 2006	1		13,022		13,022
    CSC Sugar II						January 2006	58		187,656		187,656
    KC Wheat							March 2006	62		4,288		4,288
    IMM Mexican Peso						March 2006	62		11,963		11,963
    IMM British Pounds						March 2006	2		(6,400)		(6,400)
    IMM Canadian Dollar						March 2006	5		(2,200)		(2,200)
    CBOT Corn							March 2006	19		8,800		8,800
    CBOT Wheat							March 2006	2		238		238
    CMX Gold							March 2006	1		2,260		2,260
    CMX Silver							February 2006	1		200		200
    Emini S&P 500						March 2006	8		(4,000)		(4,000)
    NY Light Crude						March 2006	4		1,810		1,810
    NY Heating Oil						February 2006	1		3,352		3,352
    NY Unleaded Gas						February 2006	1		7,178		7,178
    NY Natural Gas						February 2006	1		(1,050)		(1,050)

  	Total United States Commodity Futures Positions						246,035		246,035

  Japanese commodity futures positions held long:
    SGX MINI JGB						March 2006	5		249,059		2,117
    SMX Nikkei							March 2006	4		976,235		8,298

  	Total Japanese commodity futures positions held long					1,225,294	10,415

  Euro commodity futures positions held long:
    DAB DAX Index						March 2006	3		8027		9488
    Eurx E-Bond							March 2006	1		60		71

  	Total European commodity futures positions held long					8,087		9,559

  British commodity futures positions held long:
    NEW FTSE 100						March 2006	5		4,450		7,646
    LIF Long Gilt						March 2006	5		3,550		6,100
    CAP 3M STG							September 2006	9		12		21

  	Total British commodity futures positions held long					8,012		13,767

  Hong Kong commodity futures positions held long:
    HG								January 2006	5		73,729		(9,511)

  	Total European commodity futures positions held long					73,729		(9,511)

  Australian commodity futures positions held long:
    SFE SPI 200							March 2006	1		3,352		2,459
    SFE 10Y T-Bond						March 2006	6		12,572		9,224
    SFE 3Y T-bond						March 2006	62		10,333		7,581

  	Total Australian commodity futures positions held long					26,257		19,264

		  Total commodity futures positions held long							289,529

  United States commodity futures positions held short:
    CBT T-Note 2Y						March 2006	58		(12,813)	(12,813)
    IMM Euro FX							March 2006	65		(28,656)	(28,656)
    IMM Euro Dollar						March 2006	65		23,825		23,825
    CSC Coffee C						March 2006	3		(7,819)		(7,819)
    IMM Japanese Yen						March 2006	5		(10,406)	(10,406)

  	Total United States commodity futures positions held short				(35,869)	(35,869)

  Euro commodity futures positions held short:
    LIF 3M Euribar						September 2006	9		338		399
    3M Monep CAC40 EU						January 2006	2		(920)		(1,088)
    Euro E-Schatz						March 2006	62		(1,750)		(2,069)

  	Total Euro commodity futures positions held short					(2,332)		(2,758)

	  Total commodity futures positions held short								(38,627)

		  Net commodity futures positions								$250,902


                                      F-8
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


 													Year ended December 31,
  													2006		2005

Investment income

  Interest income											$692,736	$383,902

  	Total investment income										692,736		383,902

Expenses

  Commission expense											1,829,489	1,628,082
  Management fees											53,217		42,142
  Incentive fees											543,763		1,328,137
  Professional accounting and legal fees								111,210		140,296
  Other operating and administrative expenses								8,421		10,624

  Total expenses											2,546,100	3,149,281

  Net investment loss											(1,853,364)	(2,765,379)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments												1,201,655	5,355,716
    Foreign currency transactions									(420,557)	(29,971)

 	 Net realized gains from investments and foreign currency transactions
													781,098		5,325,745

  Net increase in unrealized appreciation on:
    Investments												1,137,767	348,895
    Translation of assets and liabilities in foreign currencies						542,898		-

  	Net increase in unrealized appreciation on investments and
  	 translation of assets and liabilities in foreign currencies					1,680,665	348,895

  	Net realized and unrealized income from investments
  	 and foreign currency										2,461,763	5,674,640

  		Net increase in net assets resulting from operations					$608,399	$2,909,261


                                      F-9
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets



 													Year ended December 31,
													2006		2005

Increase (decrease) in net assets from operations
  Net investment (loss)											$(1,853,364)	$(2,765,379)
  Net realized gains from investments and foreign currency transactions
													781,098		5,325,745
  Net increase in unrealized appreciation on investments and
   translation of assets and liabilities in foreign currencies						1,680,665	348,895

	Net increase in net assets resulting from operations						608,399		2,909,261

  Capital contributions from limited partners								869,489		2,739,224
  Distribution to limited partners									(1,304,883)	(597,653)

  	Total increase in net assets									173,005		5,050,832

  Net assets at the beginning of the year								16,841,781	11,790,949

  Net assets at the end of the year									$17,014,786	$16,841,781


                                      F-10
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows




 													Year ended December 31,
													2006		2005

Cash Flows from Operating Activities

Net increase in net assets resulting from operations							$608,399	$2,909,261

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (depreciation) on investments								(1,682,779)	(348,897)
    Increase (decrease) in accrued commissions payable							(7,542)		141
    Increase (decrease) in accrued management and incentive fees					50,999		(191,814)
    Increase (decrease) in other payables and accruals							(36,279)	25,228

  	Net cash provided by (used in) operating activities						(1,067,202)	2,393,919


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions							869,489		2,739,224
  Partner redemptions											(1,255,824)	(509,235)

  	Net cash provided  by (used in) financing activities						(386,335)	2,229,989

  	  Net increase (decrease) in cash and cash equivalents						(1,453,537)	4,623,908

  	  Cash and cash equivalents, December 31, 2005							16,944,755	12,320,847


  	  Cash and cash equivalents, December 31, 2006							$15,491,218	$16,944,755


  End of year cash and cash equivalents consist of:

    Cash and cash equivalents at broker									$15,435,188	$16,856,751
    Cash												56,030		88,004

  	Total cash and cash equivalents									$15,491,218	$16,944,755



                                      F-11
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The registered commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business, and NuWave Investment Corp. ("NuWave"), which became a CTA effective February, 2005. The CTA's have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("FIC"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

  The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund is also subject to the regulations of the Commodities Futures Trading Commission
(CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

2.  Significant Accounting Policies

  Registration Costs - Costs incurred for the initial filings with the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs, in addition to the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

  Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the balance sheet at the difference between the original contract amount and the market value on the last business day of the reporting period.

  Market value of commodity futures contracts is based upon exchange or other applicable market best available closing quotations.

  Interest income is recognized when it is earned.

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

  Income Taxes - The Fund, a regulated investment company, is not required to provide a provision for income taxes. Each partner is individually liable for the tax on its share of income or loss. The Fund may be subject to state and local taxes in jurisdictions in which it operates. The Fund prepares a calendar year information tax return

  Net Income Per Unit - Net income per unit is calculated based on the weighted average number of units outstanding during the period.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and the market value of U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2006 and 2005.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005

2.  Significant Accounting Policies - Continued

  Foreign Currency - Investment securities and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

  The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

  Reported net realized foreign exchange gains or losses arise from sales of foreign currencies, currency gains or losses realized between the trade and settlement dates on securities transactions, and the difference between the amounts of dividends, interest, and foreign withholding taxes recorded on the Fund's books and the U.S. dollar equivalent of the amounts actually received or paid. Net unrealized foreign exchange gains and losses arise from changes in the fair values of assets and liabilities, other than investments in securities at fiscal period end, resulting from changes in exchange rates.

3.  General Partner Duties

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

4.  Limited Partnership Agreement

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

  Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the General Partner no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the General Partner may be unable to comply with the request on a timely basis. Effective January 1, 2004, redemption penalties are no longer charged.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


5.  Fees

  Effective January 1, 2005, the Fund was charged the following fees:

  A monthly brokerage commission of 11% (annual rate) of the Fund's assets on deposit with the futures commission merchant to the Fund's Corporate General Partner. The Corporate General Partner was responsible for payments of brokerage commission and fees to the futures commission merchant.

  A quarterly incentive fee of 25% of "new net profits" was paid to each CTA.

  Effective February 1, 2005, the Fund added a new CTA, NuWave. NuWave's quarterly incentive fee was 20% of "new net profits" and also received a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005.

  Effective February 6, 2006, the Corporate General Partner began paying 4% of the 11% of received brokerage commissions to FIC for serving as introducing broker to the Fund.

  Effective December 1, 2006, the Fund changed the monthly management fee to NuWave to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% (annualized) on the first $2,000,000 in allocated equity and up to 2% on the allocated equity above $2,000,000. The incentive fee of 20% remains unchanged.

  The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

6.  Related Party Transactions

  The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

  Commissions and fees included in expense:

  						Year ended December 31,
  						2006		2005

  Ashley Capital Management, Inc.		$747,549	$1,471,651
  Futures Investment Company			934,678	-

  Total related party expenses			$1,682,227	$1,471,651

  Commissions and fees included in accrued expenses:

  						     December 31,
  						2006		2005

  Ashley Capital Management, Inc.		$4,482		$15,555
  Futures Investment Company			3,531		-

  Total accrued expenses to related parties	$8,013		$15,555

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


6.  Related Party Transactions, Continued

  Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

7.  Partnership Unit Transactions

  As of December 31, 2006 and 2005 partnership units were valued at $4,875.48 and $5,016.79 respectively.

  Transactions in partnership units were as follows:

  				Units				Amount
  			2006		2005		2006		2005

  Limited Partner Units
    Subscriptions	257.31		900.87		$869,489	$2,739,224
    Redemptions		(398.62)	(200.88)	(1,304,883)	(597,653)
  	Total		(141.31)	699.99		(435,394)	2,141,571

  General Partner Units
    Subscriptions	-		-		-		-
    Redemptions		-		-		-		-
  	Total		-		-		-		-

  Total Units
    Subscriptions	257.31		900.87		869,489		2,739,224
    Redemptions		(398.62)	(200.88)	(1,304,883)	(597,653)
  	Total		(141.31)	699.99		$(435,394)	$2,141,571



8.  Trading Activities and Related Risks

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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2006 and 2005 was $467,760 and $1,986,606, respectively, which equals approximately 2.7% and 11.8% of Net Asset Value, respectively. The Fund also purchases United States Treasury Bills as a form of margin. At December 31, 2006 and 2005, $14,967,428 and $14,870,145, respectively, was invested in U.S. Treasury Bills, which approximates 88.0% and 88.3% of Net Asset Value, respectively.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005


8.  Trading Activities and Related Risks, Continued

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $68,503,263 and $44,907,000 on long positions at December 31, 2006 and 2005, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at December 31, 2006, and 2005 were $1,933,681 and $250,902, respectively.

  Open contracts generally mature within three months of December 31, 2006. The latest maturity for open futures contracts is in September, 2007. However, the Fund intends to close all contracts prior to maturity.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                For the Years Ended December 31, 2006 and 2005

9.  Change in Auditor

  Effective October 2006, the Fund changed auditors from Frank L. Sassetti & Co., 6611 West North Avenue, Oak Park, Illinois 60302-1043 to the CPA firm of Jordan Patke & Associates, Ltd., 300 Village Green Drive, Suite 210, Lincolnshire, Illinois 60069.

10.  Prior Year Reclassification

  At December 31, 2006, US Government Treasury Bills were shown at market value on the Statement of Assets and Liabilities and were included as cash equivalents on the Statement of Cash Flows. Interest receivable of $34,073 at December 31, 2005 was reclassified as U.S Treasury Bills and shown as cash equivalents in the Statement of Assets and Liabilities and Statement of Cash Flows respectively for 2005.

11.  Derivative Financial Instruments and Fair Value of Financial Instruments

  A derivative financial instrument is a financial agreement whose value is linked to, or derived from, the performance of an underlying asset. The underlying asset can be currencies, commodities, interest rates, stocks, or any combination. Changes in the underlying asset indirectly affect the value of the derivative. As the instruments are recognized at fair value, those changes directly affect reported income.

  All investment holdings are recorded in the statement of financial condition at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund's exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

12.  Financial Highlights

  													Year to Date
  							2006		2005		2004		2003		2002
  Performance per unit (3)
    Net unit value, beginning of the year		$3,357.08	$2,731.41	$1,750.45	$1,311.50	$1,181.89

    Net realized and unrealized gains and losses on
     commodity transactions				505.12		1,206.19	1,573.93	735.70		298.13
    Investment and other income				139.17		80.59		27.57		18.43		18.32
    Expenses (1)					(511.50)	(661.11)	(620.54)	(315.18)	(186.84)

  	Net increase for the year			132.79		625.67		980.96		38.95		129.61

  	  Net unit value at the end of the year		$3,489.87	$3,357.08	$2,731.41	$1,750.45	$1,311.50

  Net assets at the end of the year ($000)		$17,015		$16,842		$11,791		$7,690		$6,200
  Total return						3.94%		22.91%		56.04%		33.47%		-10.97%

  Ratio to average net assets
    Investment and other income				4.22%		2.57%		1.23%		1.10%		1.48%
    Expenses (2)					-4.36%		-10.19%		-17.91%		-10.33%		-7.62%

  (1) Includes brokerage commissions
  (2) Excludes brokerage commissions
  (3) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.
</table


                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the Years Ended December 31, 2006 and 2005


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				March 28, 2007
  Michael Pacult				Date
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership