Form 10-Q
period 2007-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2007-05-21
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [   ] No [X]

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) f the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes [   ] No [   ]  Not applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date.   Not Applicable.

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2007 are attached hereto and made a part hereof.

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

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. The fixed costs of operation of the Fund include continuing offering costs, a management fee to NuWave of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% annually on the first $2,000,000 of equity and up to 2% annually on all equity over $2,000,000, fixed brokerage commissions of 11%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. See Subsequent Events under this Item 2 for a change to the Fund fee structure.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated November 13, 2006 until the balance, as of March 31, 2007, of $1,798,141 in face amount of Units are sold. As of March 31, 2007, of the $15,000,000 in Units registered, $13,201,859 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first three months of 2007 was a profit of $4,559 and for the three months of 2006 was a loss of $1,809,446. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

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

As of the end of the period covered by this report, the general partner carried out an evaluation, under the supervision and with the participation of the general partner's management, including its principal executive officer and principal financial officer, Mr. Michael Pacult, of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and, once approved, each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Atlas Futures Fund, Limited Partnership
  				By Ashley Capital Management, Incorporated
  				Its General Partner


  				By: /s/ Michael Pacult
  				Mr. Michael Pacult
  				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner
Date:  May 21, 2007

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Three Months Ended March 31, 2007 and 2006



                       Index to the Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                F-2

Statements of Assets and Liabilities as of March 31, 2006 and
 December 31, 2006                                                     F-3

Schedule of Investments - Cash and Securities - March 31, 2007         F-4

Schedules of Investments - Futures Contracts - March 31, 2007          F-5

Schedule of Investments - Cash and Securities - December 31, 2006      F-6

Schedules of Investments - Futures Contracts - December 31, 2006    F-7 - F-8

Statements of Operations for the Three Months Ended
 March 31, 2007 and 2006                                               F-9

Statements of Changes in Net Assets  for the Three Months Ended
 March 31, 2007 and 2006                                               F-10

Statements of Cash Flows  for the Three Months Ended March 31,
 2007 and 2006                                                         F-11

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

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware


We have reviewed the accompanying statements of assets and liabilities of ATLAS FUTURES FUND, LIMITED PARTNERSHIP, as of March 31, 2007, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2007. These financial statements are the responsibility of the Fund's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements of ATLAS FUTURES FUND, LIMITED PARTNERSHIP for the Three Months Ended March 31, 2006 were reviewed by other accountants whose report dated May 10, 2006 stated that they were not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2006 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2006 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2007

     300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
               Phone: (847) 913-5400 * Fax: (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

							March 31,	December 31,
							2007		2006
                                                        (A Review)
Assets

Investments
  Equity in commodity futures trading accounts:

    U.S. Treasury Bills (cost $14,916,738)      	$15,963,861	$14,967,428
    Cash and cash equivalents denominated in U.S.
     dollars      					(747,015)      	696,781
    Cash and cash equivalents denominated in foreign
     currency						888,627		(229,021)

    Cash and cash equivalents				16,105,473	15,435,188
    Net unrealized gain on open futures contracts	824,829		1,933,681

	Total brokerage cash equivalents and
         investments					16,930,302	17,368,869

    Cash						170,149		56,030

    	Total assets					17,100,451	17,424,899

Liabilities

  Partner redemptions payable				109,646		166,223
  Accrued commissions payable to related parties	11,990		8,013
  Management fees payable				21,426		15,541
  Incentive fees payable				192,018		219,487
  Other accrued liabilities				18,019		849

    Total Liabilities					353,099		410,113

Net assets						$16,747,352	$17,014,786


Analysis of Net Assets

  Limited partners'					$16,747,352	$17,014,786
  General partner					-		-

  Net assets (equivalent to $3,490.17 and
   $3,489.87 per unit)					$16,747,352	$17,014,786


Partnership units outstanding

  Limited partners' units outstanding			4,798.43	4,875.48
  General partner units outstanding			-		-

    Total partnership units outstanding			4,798.43	4,875.48

      The accompanying notes are an integral part of the financial statements

                      Atlas Futures Fund, Limited Partnership
                          (A Delaware Limited Partnership)

                   Schedule of Investments - Cash and Securities

                                    March 31, 2007
                                      (A Review)

											Fair Value
Description					Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U. S. Dollars:
  United States Markets								(747,015)	$(747,015)	-4.64%

    Total cash denominated in U. S. Dollars							(747,015)	-4.64%

Cash equivalents denominated in U.S. Dollars:
  United States Treasury Bill			April 2007	$100,000	99,641		99,641		0.62%
  United States Treasury Bill			April 2007	900,000		896,770		896,770		5.57%
  United States Treasury Bill			May 2007	1,000,000	993,590		993,590		6.17%
  United States Treasury Bill			May 2007	1,700,000	1,692,224	1,692,224	10.51%
  United States Treasury Bill			May 2007	1,800,000	1,790,100	1,790,100	11.11%
  United States Treasury Bill			June 2007	1,000,000	989,792		989,792		6.15%
  United States Treasury Bill			June 2007	9,600,000	9,501,744	9,501,744	59.00%

    Total cash equivalents denominated in U.S.
     Dollars							$16,100,000			15,963,861	99.13%

      Total cash and cash equivalents
       denominated in U.S. Dollars								15,216,846	94.48%

Cash denominated in foreign currency:
  Euro Markets - Euro								269,435		360,207		2.24%
  British Pound Markets - GBP							290,988		572,876		3.56%
  Australian Dollar Markets - AUD						(163,587)	(132,587)	-0.82%
  Hong Kong Dollar Markets - HKD						124,370		15,917		0.10%
  Japanese Yen Markets - JPY							8,497,745	72,214		0.45%

    Total cash denominated in foreign currency							888,627		5.53%

      Total investments										$16,105,473	100%

      The accompanying notes are an integral part of the financial statements

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

			Schedule of Investments - Futures Contracts
					March 31, 2007
					  (A Review)



  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CBOT Bean Oil			May 2007	156		89,190		$89,190
    NYM RBOB Gas			May 2007	52		454,272		454,272
    IMM Australian Dollar		June 2007	104		52,520		52,520
    IMM Euro FX				June 2007	52		(1,950)		(1,950)
    IMM Euro Dollar			Dec 2007	52		(16,250)	(16,250)
    IPE Gas Oil				May 2007	52		32,500		32,500
    CBOT Soybeans			May 2007	7		(4,113)		(4,113)
    CBT T-Note 10Y			June 2007	25		(3,391)		(3,391)
    CBOT Silver				May 2007	4		10,280		10,280
    CME Cattle				June 2007	8		(10,040)	(10,040)
    LME Aluminum US			April 2007	3		3,418		3,418
    LME Aluminum US			May 2007	5		(2,664)		(2,664)
    LME Aluminum US			June 2007	1		1,022		1,022
    LME Copper US			May 2007	1		16,444		16,444
    IMM Australian Dollar		June 2007	12		35,340		35,340
    IMM British Pound			June 2007	22		49,225		49,225
    IMM Euro FX				June 2007	13		21,013		21,013
    IMM Euro Dollar			December 2007	1		25		25

  	Total United States Commodity
	 Futures Positions						726,841		726,841

  Japanese commodity futures positions held long:
    SMX Nikkei				June 2007	15		2,710,000	23,030

  	Total Japanese commodity futures
	 positions held long						2,710,000	23,030

  Euro commodity futures positions held long:
    EURX E-Bund				June 2007	12		(16,220)	(21,684)
    DTB DAX Index			June 2007	1		9,688		12,952

  	Total European commodity futures
	 positions held long						(6,532)		(8,732)

  British commodity futures positions held long:
    NEW FTSE 100			June 2007	2		4,930		9,706
    LIF Long Gilt			June 2007	4		(6,370)		(12,541)
    LIF 3M STG IR			December 2007	31		(3,875)		(7,629)

	Total British commodity futures
	 positions held long						(5,315)		(10,464)

  	   Total commodity futures
	    positions held long								730,675

  United States commodity futures positions held short:
    CBT Wheat				May 2007	52		51,350		51,350
    CSC Sugar 11			May 2007	208		92,131		92,131
    CBOT Corn				July 2007	2		1,725		1,725
    CSC Sugar 11			May 2007	13		4,637		4,637
    CSC Coffee C			July 2007	5		(356)		(356)
    LT Crude				June 2007	1		(3,060)		(3,060)
    NY Heating Oil			May 2007	1		(6,212)		(6,212)
    NY Natural Gas			May 2007	2		(6,130)		(6,130)
    NYM RBOB Gas			May 2007	5		(2,453)		(2,453)
    LME Aluminum US			April 2007	3		(8,116)		(8,116)
    NYC Cotton				July 2007	15		(3,870)		(3,870)
    IMM Canadian Dollar			June 2007	10		(13,500)	(13,500)
    IMM Japanese Yen			June 2007	15		(469)		(469)
    LME Copper				May 2007	1		(28,331)	(28,331)

	Total United States commodity
	 futures positions held short					77,346		77,346

  Australian commodity futures positions held short:
    SFE 3Y T-Bond			June 2007	104		12,628		10,235
    SYD T-Bill 90D			Sept 2007	52		1,241		1,006
    SFE SPI 200				June 2007	2		(11,450)	(9,280)
    SFE 10Y T-Bond			June 2007	15		18,498		14,993

	Total Australian  commodity futures
	 positions held short						20,917		16,954

  Euro commodity futures positions held short:
    LIF 3M Euribor			December 2007	49		12,138		16,227
    MONEP CAC40				April 2007	6		(12,796)	(17,107)
    LIF 3M Euribor			December 2007	4		550		734

	Total Euro commodity futures
	 positions held short						(108)		(146)

  	  Total commodity futures
	   positions held short								94,154

	    Net commodity futures
	     positions									$824,829

      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2006

														Fair Value
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

  													Fair Value
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


  													Fair Value
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


      The accompanying notes are an integral part of the financial statements

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

				   Statements of Operations

				          (A Review)

								Three Months Ended March 31,
								2007		2006

Investment income

  Interest income						$193,511	$151,595

  Total investment income					193,511		151,595

Expenses

  Commission expense						476,121		463,943
  Management fees						21,426		12,546
  Incentive fees						192,018		-
  Professional accounting and legal fees			82,112		32,994
  Other operating and administrative expenses			5,084		1,524

  	Total expenses						776,761		511,007

 	 Net investment (loss)					(583,250)	(359,412)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							437,626		(1,554,961)
    Foreign currency transactions				1,259,035	20,247

	Net realized gains (losses) from investments and
	 foreign currency transactions				1,696,661	(1,534,714)

  Net increase (decrease) in unrealized appreciation
   (depreciation) on:
    Investments							(540,664)	84,680
    Translation of assets and liabilities in foreign currencies	(568,188)	-

  	Net increase (decrease) in unrealized appreciation
         (depreciation) on investments and translation of
	 assets and liabilities in foreign currencies		(1,108,852)	84,680

  	  Net realized and unrealized income (loss) from
	   investments and foreign currency			587,809		(1,450,034)

  	    Net increase in net assets resulting from
	     operations						$4,559		$(1,809,446)

      The accompanying notes are an integral part of the financial statements

                         Atlas Futures Fund, Limited Partnership
                            (A Delaware Limited Partnership)

                           Statements of Changes in Net Assets

                                       (A Review)

								Three Months Ended March 31,
								2007		2006


Increase (decrease) in net assets from operations
  Net investment (loss)						$(583,250)	$(359,412)
  Net realized gains (losses) from investments and
   foreign currency transactions				1,696,661	(1,534,714)
  Net increase (decrease) in unrealized appreciation
   (depreciation) on investments and translation of assets
   and liabilities in foreign currencies			(1,108,852)	84,680

    Net increase (decrease) in net assets resulting from
     operations							4,559		(1,809,446)

  Capital contributions from limited partners			53,789		233,439
  Distributions to limited partners				(325,782)	(276,971)

    Total  (decrease)  in net assets				(267,434)	(1,852,978)

  Net assets at the beginning of the period			17,014,786	16,841,781

  Net assets at the end of the period				$16,747,352	$14,988,803

      The accompanying notes are an integral part of the financial statements

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

				   Statements of Cash Flows

					  (A Review)

  								Three Months Ended March 31,
  								2007		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations		$4,559		$(1,809,446)

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments	1,108,852	(92,344)
    Increase (decrease) in accrued commissions payable		3,977		(35,694)
    Increase (decrease) in accrued management and incentive
     fees							(21,584)	(171,493)
    Increase (decrease) in other payables and accruals		17,170		438

      Net cash provided by (used in) operating activities	1,112,974	(2,108,539)


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions		53,789		233,439
  Partner redemptions						(382,359)	(229,245)

    Net cash provided  by (used in) financing activities	(328,570)	4,194

      Net increase (decrease) in cash and cash equivalents	784,404		(2,104,345)

      Beginning Cash and cash equivalents			15,491,218	16,910,682


      Ending Cash and cash equivalents				$16,275,622	$14,806,337


  End of year cash and cash equivalents consist of:
    Cash and cash equivalents at broker				$16,105,473	$14,800,499
    Cash							170,149		5,838

  	Total cash and cash equivalents				$16,275,622	$14,806,337

      The accompanying notes are an integral part of the financial statements

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the Delaware Uniform Limited Partnership Act. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc.("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The registered commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business, and NuWave Investment Corp. ("NuWave"), which became a CTA effective February, 2005. The CTA's have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("FIC"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.


  The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Act of 1933 (the Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund and its General Partners are also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry. The General Partners are also subject to the rules of the National Futures Association that requires commodity pool operators and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the terms of the contracts it has entered with the futures commission merchants and rules of the interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

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

3.  General Partner Duties

  The responsibilities of the General Partners include all aspects of the management of the Fund. Specifically, they perform the duties of a commodity pool operator as that term is defined in the Commodity Exchange Act, 7 USC 1, et seq. They employ the CTA's to direct the trading and investment activity of the Fund, which include, if appropriate, to suspend all trading, to execute and to file all necessary legal documents, statements and certificates of the Fund, to retain independent public accountants to audit the Fund, to employ attorneys to represent the Fund, to review the brokerage commission rates to determine reasonableness, to maintain the tax status of the Fund as a limited partnership, to maintain a current list of names, addresses and numbers of units owned by each Limited Partner and to take such other actions as deemed necessary or desirable to manage the business of the Partnership.

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

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

5.  Fees

  Effective January 1, 2005, the Fund was charged the following fees:

  A monthly brokerage commission of 11% (annual rate) of the Fund's assets on deposit with the futures commission merchant to the Fund's Corporate General Partner. The Corporate General Partner was responsible for payments of brokerage commission and fees to the futures commission merchant.

  A quarterly incentive fee of 25% of "new net profits" was paid to the sole
CTA.

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

6.  Related Party Transactions

  The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

  Commissions and fees included in expense:

  					Three Months Ended March 31,
  					2007		2006

  Ashley Capital Management, Inc.	$172,098	$271,020
  Futures Investment Company		269,165		181,259

  Total related party expenses		$441,263	$452,279

  Commissions and fees included in accrued expenses:

  					Three Months Ended March 31,
  					2007		2006

  Ashley Capital Management, Inc.	$10,557		$8,013
  Futures Investment Company		1,433		-

  Total accrued expenses to related
   parties				$11,990		$8,013

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

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

7.  Partnership Unit Transactions

  As of March 31, 2007 and 2006 partnership units were valued at $3,490.17 and $3,000.59 respectively.

  Transactions in partnership units were as follows:

  					Units			Amount
 				 2007		2006	2007		2006

  Limited Partner Units
    Subscriptions		14.79		69.44	$53,789		$233,439
    Redemptions			(91.84)		(90.95)	(325,782)	(276,971)
      Total			(77.05)		(21.51)	(271,993)	(43,532)

  General Partner Units
    Subscriptions		-		-	-		-
    Redemptions			-		-	-		-
     Total			-		-	-		-

  Total Units
    Subscriptions		14.79		69.44	53,789		233,439
    Redemptions			(91.84)		(90.95)	(325,782)	(276,971)
      Total			(77.05)		(21.51)	$(271,993)	$(43,532)



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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2007 and December 31,
  2006 was $141,612 and $467,760, respectively, which equals approximately 0.8% and 2.7% of Net Asset Value, respectively.
  The Fund also purchases United States Treasury Bills as a form of margin. At March 31, 2007 and December 31, 2006,
  $15,963,861 and $14,967,428, respectively, was invested in U.S. Treasury Bills, which approximates 95.3% and 88.0% of
  Net Asset Value, respectively.

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

8.  Trading Activities and Related Risks, Continued

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $96,468,045 and $68,503,263 on long positions at March 31, 2007 and December 31, 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at March 31, 2007 and December 31, 2006 were $824,829 and $1,933,681, respectively.

  Open contracts generally mature within three months of March 31, 2007. The latest maturity for open futures contracts is in December, 2007. However, the Fund intends to close all contracts prior to maturity.

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

			  Atlas Futures Fund, Limited Partnership
			     (A Delaware Limited Partnership)

			     Notes to the Financial Statements
				    March 31, 2007 and 2006
					    (A Review)

9.  Derivative Financial Instruments and Fair Value of Financial Instruments

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

10.  Financial Highlights

  							Three Months Ended March 31,
  							2007		2006
  Performance per unit (5)
    Net unit value, beginning of the year		$3,489.87	$3,357.08

    Net realized and unrealized gains and (losses) on
    commodity transactions				120.84		(285.15)
    Investment and other income				39.99		30.09
    Expenses (1)					(160.53)	(101.43)

      Net increase (decrease) for the period		0.30		(356.49)

        Net unit value at the end of the period		$3,490.17	$3,000.59

  Net assets at the end of the year ($000)		$16,747		$14,989
  Total return (3)					0.01%		-10.62%

  Ratio to average net assets (4)
    Investment and other income				1.12%		3.79%
    Expenses (2)					-1.75%		-1.18%

  (1) Includes brokerage commissions
  (2) Excludes brokerage commissions
  (3) Not Annualized
  (4) Annualized for all periods
  (5) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

			  Atlas Futures Fund, Limited Partnership
			Affirmation of the Commodity Pool Operator
			          March 31, 2007 and 2006
				        (A Review)


*****************************************************************************




To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					5-21-07
  Michael Pacult					Date
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership