Form 10-K/A
period 2006-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2007-07-03
CIK 865549

Amendment No. 1 to FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

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

                               EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to its annual report on Form 10-K for the fiscal year ended December 31, 2006, originally filed April 2, 2007 (the "Annual Report"), for the purpose of making the following changes: (1) revision of financials included herein beginning on page F-1 pursuant to Item 8 herein to (a) provide three years of financial information for the statements of operations, changes in net assets, and cash flows, and (b) provide opinions by independent accountants for all periods covered by the financial statements; and, (2) revise Item 9A to identify the changes in controls and procedures that the General Partner has made. In addition, the registrant is also including as exhibits to this Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, this Amendment does not modify or update the Fund's previously reported financial statements and other disclosures in, or exhibits to, the original filing.

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements meeting the requirements of Regulation S-X are provided in this Amendment beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K was included in Item 6. Selected Financial Data of the registrant's Annual Report.

Item 9A.  Controls and Procedures.

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remediate the situation, Mr. Pacult has severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report. Mr. Pacult accepts total responsibility for the financial statements of the Fund and filings made with the SEC, including the Annual Report and this Amendment.

There have been no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter of fiscal year 2006 and through the date of this Amendment that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

1. All Financial Statements

The Financial Statements begin on page F-1 of this Amendment.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file No. 333-61217 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302
32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (sec. 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K for the period ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

 				Registrant:	Atlas Futures Fund, Limited Partnership
 				By Ashley Capital Management, Inc.
 				Its General Partner


Date: July 3, 2007		By: /s/ Michael Pacult
 				Mr. Michael P. Pacult
 				Sole Director, Sole Shareholder
 				President and Treasurer

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements





									Page

Report of Independent Registered Public Accounting Firm			F-2

Report of Independent Registered Public Accounting Firm			F-3

Statements of Assets and Liabilities					F-4

Schedule of Investments - Cash and Securities - December 31, 2006	F-5

Schedules of Investments - Futures Contracts - December 31, 2006	F-6 - F-7

Schedule of Investments - Cash and Securities - December 31, 2005	F-8

Schedules of Investments - Futures Contracts - December 31, 2005	F-9

Statements of Operations						F-10

Statements of Changes in Net Assets					F-11

Statements of Cash Flows						F-12

Notes to Financial Statements						F-13 - F18

Affirmation of Commodity Pool Operator					F-19

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



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 27, 2007




      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                Phone: (847) 913-5400 * Fax:  (847) 913-5435
                                      F-2

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying statement of
assets and liabilities, including the schedule of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the financial position of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


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


                                      F-9
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations


										Year ended December 31,
									2006		2005		2004

Investment income

  Interest income							$692,736	$383,902	$116,543

	  Total investment income					692,736		383,902		116,543

Expenses
  Commission expense							1,829,489	1,628,082	921,708
  Management fees							53,217		42,142		-
  Continuing service fee						-		-		131,711
  Incentive fees							543,763		1,328,137	1,428,902
  Professional accounting and legal fees				111,210		140,296		117,343
  Other operating and administrative expenses				8,421		10,624		23,411

	Total expenses							2,546,100	3,149,281	2,623,075

	  Net investment loss						(1,853,364)	(2,765,379)	(2,506,532)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
  Investments								1,201,655	5,355,716	7,430,148
  Foreign currency transactions						(420,557)	(29,971)	(576)

Net realized gains from investments and foreign currency transactions
									781,098		5,325,745	7,429,572

Net increase in unrealized appreciation (depreciation) on:
  Investments								1,137,767	348,895		(792,255)
  Translation of assets and liabilities in foreign currencies		542,898		-		-

    Net unrealized appreciation (depreciation) on investments and
     translation of assets and liabilities in foreign currencies	1,680,665	348,895		(792,255)

       Net realized and unrealized income from investments
        and foreign currency						2,461,763	5,674,640	6,637,317

         Net increase in net assets resulting from operations		$608,399	$2,909,261	$4,130,785


Net income per unit
  Limited partnership unit						$122.22		$610.72		$977.22
  General partnership unit						$-		$-		$-

                                      F-10
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets


										Year ended December 31,
									2006		2005		2004


Increase (decrease) in net assets from operations
  Net investment (loss)							$(1,853,364)	$(2,765,379)	$(2,506,532)
  Net realized gains from investments and foreign currency transactions	781,098		5,325,745	7,429,572
  Net unrealized appreciation (depreciation) on investments and
   translation of assets and liabilities in foreign currencies		1,680,665	348,895		(792,255)

	Net increase in net assets resulting from operations		608,399		2,909,261	4,130,785

  Capital contributions from limited partners				869,489		2,739,224	1,692,212
  Distributions to limited partners					(1,304,883)	(597,653)	(1,721,845)

	Total increase in net assets					173,005		5,050,832	4,101,152

  Net assets at the beginning of the year				16,841,781	11,790,949	7,689,797

  Net assets at the end of the year					$17,014,786	$16,841,781	$11,790,949


                                      F-11
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows



										Year ended December 31,
									2006		2005		2004

Cash Flows from Operating Activities

Net increase in net assets resulting from operations			$608,399	$2,909,261	$4,130,785

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments		(1,682,779)	(348,897)	792,255
    Increase (decrease) in accrued commissions payable			(7,542)		141		14,927
    Increase (decrease) in accrued management and incentive fees	50,999		(191,814)	362,733
    Increase in prepaid incentive fees					-		-		94,433
    Increase (decrease) in other payables and accruals			(36,279)	25,228		(19,887)

	Net cash provided by (used in) operating activities		(1,067,202)	2,393,919	5,375,246


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions			869,489		2,739,224	1,692,212
  Partner redemptions							(1,255,824)	(509,235)	(1,721,845)

    Net cash provided  by (used in) financing activities		(386,335)	2,229,989	(29,633)

      Net increase (decrease) in cash and cash equivalents		(1,453,537)	4,623,908	5,345,613

      Cash and cash equivalents, beginning of period			16,944,755	12,320,847	6,975,234


      Cash and cash equivalents, end of period				$15,491,218	$16,944,755	$12,320,847


End of year cash and cash equivalents consist of:

  Cash and cash equivalents at broker					$15,435,188	$16,856,751	$12,302,558
  Cash									56,030		88,004		18,289

	Total cash and cash equivalents					$15,491,218	$16,944,755	$12,320,847


                                      F-12
    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and the market value of U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2006, 2005 and 2004.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


5.  Fees

Effective January 1, 2004, the Fund was charged the following fees:

A monthly commission of 7% (annual rate) of the Fund's assets on deposit with the futures commission merchant to the Fund's Corporate General Partner. The Corporate General Partner was responsible for payments of brokerage commission and fees to the futures commission merchant.

A quarterly incentive fee of 25% of "new net profits" paid to each CTA is unchanged.

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

6.  Related Party Transactions

The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

Commissions and fees included in expense:

					Year ended December 31,
				2006		2005		2004

Ashley Capital Management, Inc.	$747,549	$1,471,651	$792,870
Futures Investment Company	934,678		-		131,711

Total related party expenses	$1,682,227	$1,471,651	$924,581

Commissions and fees included in accrued expenses:

					December 31,
				2006		2005

Ashley Capital Management, Inc.	$4,482		$15,555
Futures Investment Company	3,531		-

Total accrued expenses to
 related parties		$8,013		$15,555

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


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

7.  Partnership Unit Transactions

As of December 31, 2006, 2005 and 2004 partnership units were valued at $3,489.87, $3,357.08 and $2,731.41 respectively.

Transactions in partnership units were as follows:

						Units						Amount
				2006		2005		2004		2006		2005		2004

Limited Partner Units
  Subscriptions			257.31		900.87		723.76		$869,489	$2,739,224	$1,692,212
  Redemptions			(398.62)	(200.88)	(800.01)	(1,304,883)	(597,653)	(1,721,845)
	Total			(141.31)	699.99		(76.25)		(435,394)	2,141,571	(29,633)

General Partner Units
  Subscriptions			-		-		-		-		-		-
  Redemptions			-		-		-		-		-		-
	Total			-		-		-		-		-		-

Total Units
  Subscriptions			257.31		900.87		723.76		869,489		2,739,224	1,692,212
  Redemptions			(398.62)	(200.88)	(800.01)	(1,304,883)	(597,653)	(1,721,845)
	Total			(141.31)	699.99		(76.25)		$(435,394)	$2,141,571	$(29,633)


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004


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

The net unrealized gains on open commodity futures contracts at December 31, 2006 and 2005 were $1,933,681 and $250,902, respectively.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
             For the Years Ended December 31, 2006, 2005 and 2004

9.  Prior Year Reclassification

At December 31, 2006, U.S. Government Treasury Bills were shown at market value on the Statement of Assets and Liabilities and were included as cash equivalents on the Statement of Cash Flows. Interest receivable of $34,073 at December 31, 2005 was reclassified as U.S. Treasury Bills and shown as cash equivalents in the Statement of Assets and Liabilities and Statement of Cash Flows respectively for 2005.

10.  Derivative Financial Instruments and Fair Value of Financial Instruments

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

11.  Financial Highlights

									    Year to Date
						2006		2005		2004		2003		2002
Performance per unit (3)
  Net unit value, beginning of the year		$3,357.08	$2,731.41	$1,750.45	$1,311.50	$1,181.89

  Net realized and unrealized gains and losses
   on commodity transactions			505.12		1,206.19	1,573.93	735.70		298.13
  Investment and other income			139.17		80.59		27.57		18.43		18.32
  Expenses (1)					(511.50)	(661.11)	(620.54)	(315.18)	(186.84)

    Net increase for the year			132.79		625.67		980.96		438.95		129.61

	Net unit value at the end of the year	$3,489.87	$3,357.08	$2,731.41	$1,750.45	$1,311.50

Net assets at the end of the year ($000)	$17,015		$16,842		$11,791		$7,690		$6,200
Total return					3.94%		22.91%		56.04%		33.47%		10.97%

Ratio to average net assets
  Investment and other income			4.22%		2.57%		1.23%		1.10%		1.48%
  Expenses (2)					-4.36%		-10.19%		-17.91%		-10.33%		-7.62%

(1) Includes brokerage commissions
(2) Excludes brokerage commissions
(3) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

              Atlas Futures Fund, Limited Partnership
            Affirmation of the Commodity Pool Operator
       For the Years Ended December 31, 2006, 2005 and 2004


******************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult				July 3, 2007
Michael Pacult					Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership