Form 10-Q
period 2007-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2007-08-14
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-53111

                    Atlas Futures Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

	Delaware				51-0380494
	(State or other jurisdiction of 	(I.R.S. Employer
	incorporation or organization)		Identification No.)

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2007 are attached hereto at page F-1 and made a part hereof.

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

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses.
The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated November 13, 2006 (see Subsequent Events, below) until the balance, as of June 30, 2007, of $1,735,599 in face amount of Units are sold. As of June 30, 2007, of the $15,000,000 in Units registered, $13,264,401 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first six months of 2007 was a profit of $760,188 and for the six months of 2006 was a loss of $374,086. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Subsequent Events

On July 6, 2007, the Fund submitted post effective amendment no. 10 to its registration statement, which became effective August 14, 2007. The Fund will use the prospectus contained therein to continue its offering.

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

In the Fund's previously-filed Annual Report on Form 10-K for the year ended December 31, 2006 (the "Annual Report"), the General Partner of the Fund, under the actions of its sole principal, Michael Pacult, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of December 31, 2006 and found them adequate. In May, 2007, management was informed by the SEC that its financials did not conform to SEC requirements because (1) the financials contained only two, and not three, years of financial information for the statements of operations, changes in net assets, and cash flows, and (2) the audit opinion did not cover all financial periods stated. Because of these omissions, management has re-evaluated its prior conclusion regarding the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006 with respect to the Fund. Based upon Mr. Pacult's re-evaluation, conducted under Exchange Act Rule 13a-15 or 15d-15(e), he concluded that the omissions were caused by a personnel problem, were the result of obvious human error and lack of attention to detail, and that the Fund's disclosure controls and procedures were accordingly not effective as of December 31, 2006. To remedy the situation, prior to the end of the period of this report on Form 10-Q, Mr. Pacult severely reprimanded those persons who prepared and reviewed the financial statements included in the Annual Report.

As of the end of the period covered by this report, Mr. Pacult carried out another evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and, once approved, each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FCM, as described below.

At any given time, MF Global Inc. ("MFG") is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this prospectus, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this prospectus that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. Further, the outcome of the Litigation should not materially affect MFI or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFI's relationship to PAAF. To date, the CFTC has not brought any action against the MFI.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc, CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

Neither of the above events will interfere with the ability of the FCM to perform its duties on behalf of the Fund.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2006 Form 10-K, as amended. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Atlas Futures Fund, Limited Partnership
  				By Ashley Capital Management, Incorporated
  				Its General Partner


  				By: /s/ Michael Pacult
  				Mr. Michael Pacult
  				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner
Date:  August 14, 2007

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)





                       Index to the Financial Statements

 									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities as of June 30, 2007
 and December 31, 2006							F-3

Schedule of Investments - Cash and Securities - June 30, 2007		F-4

Schedule of Investments - Futures Contracts - June 30, 2007		F-5

Schedule of Investments - Cash and Securities - December 31, 2006	F-6

Schedule of Investments - Futures Contracts - December 31, 2006	  F-7 - F-8

Statements of Operations for the Three and Six Months Ended
 June 30, 2007 and 2006							F-9

Statements of Changes in Net Assets for the Six Months
 Ended June 30, 2007 and 2006						F-10

Statements of Cash Flows for the Six Months Ended
 June 30, 2007 and 2006							F-11

Notes to Financial Statements					 F-12 - F-17

Affirmation of Commodity Pool Operator					F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware



We have reviewed the accompanying statement of assets and liabilities, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of June 30, 2007 and the related statement of operations for the three and six months ended June 30, 2007 and the statements of changes in net assets and cash flows for the six months ended June 30, 2007. These financial statements are the responsibility of the Fund's management.

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

The financial statements of ATLAS FUTURES FUND, LIMITED PARTNERSHIP for the six months ended June 30, 2006 were reviewed by other accountants whose report dated August 11, 2006 stated that they were not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 7, 2007




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								June 30,	December 31,
								2007		2006
								(A Review)

Assets

  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents					$17,362,542	$15,435,188
      Net unrealized gain on open futures contracts		184,097		1,933,681

	Total brokerage cash equivalents and investments	17,546,639	17,368,869

      Interest receivable					50,882		-
      Prepaid fees						7,582		-
      Cash							5,480		56,030

	  Total assets						17,610,583	17,424,899

Liabilities

  Partner redemptions payable					275,915		166,223
  Accrued commissions payable to related parties		6,412		8,013
  Management fees payable					21,356		15,541
  Incentive fees payable					259,059		219,487
  Other accrued liabilities					12,995		849

	Total Liabilities					575,737		410,113

Net assets							$17,034,846	$17,014,786


Analysis of Net Assets

  Limited partners'						$17,034,846	$17,014,786
  General partners'						-		-

Net assets (equivalent to $3,649.18 and $3,489.87 per unit)	$17,034,846	$17,014,786


Partnership units outstanding

  Limited partners' units outstanding				4,668.13	4,875.48
  General partner units outstanding				-		-

	Total partnership units outstanding			4,668.13	4,875.48

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2007
                                  (A Review)


											Fair Value
Description					Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

  United States Markets								16,437,640	$16,437,640	94.67%

    Total cash and cash equivalents
     denominated in U. S. Dollars								16,437,640	94.67%

Cash denominated in foreign currency:
  Euro Markets - Euro								335,630		454,325		2.61%
  British Pound Markets - GBP							52,374		105,172		0.61%
  Australian Dollar Markets - AUD						335,004		284,117		1.64%
  Japanese Yen Markets - JPY							10,007,745	81,288		0.47%

    Total cash denominated in foreign currency							924,902		5.33%

      Total investments										$17,362,542	100.00%

      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2007
                                   (A Review)




  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    CSC Cocoa-Metr			Sep 2007	132		77,929		$77,929
    IMM Aust Dlr			Sep 2007	66		(27,720)	(27,720)
    IMM Mex Peso			Sep 2007	66		8,925		8,925
    CBOT Corn				Dec 2007	10		(14,550)	(14,550)
    CBOT Soybeans			Nov 2007	15		3,375		3,375
    CBOT Wheat				Sep 2007	5		(6,813)		(6,813)
    NY LT Crude				Aug 2007	2		3,160		3,160
    NYM RBOB Gas			Aug 2007	3		4,742		4,742
    LME Alum				Aug 2007	6		(16,782)	(16,782)
    LME Copper				Jul 2007	1		10,674		10,674
    NYC Cotton				Dec 2007	5		8,405		8,405
    IMM Aust Dlr			Sep 2007	11		6,930		6,930
    IMM B-Pounds			Sep 2007	22		41,663		41,663
    IMM Euro FX				Sep 2007	6		6,787		6,787
    CBOT Corn				Sep 2007	3		-		-

	Total United States Commodity
	 Futures Positions						106,725		106,725

  Japanese commodity futures positions held long:
    SMX NIKKEI				Sep 2007	20		1,150,000	9,341

	Total Japanese commodity futures
	 positions held long						1,150,000	9,341

  Euro commodity futures positions held long:
    DTB DAX Index			Sep 2007	1		7,750		10,491

	Total European commodity futures
	 positions held long						7,750		10,491


	  Total commodity futures
	   positions held long								126,557

  United States commodity futures positions held short:
    CMX Gold				Aug 2007	66		(25,740)	(25,740)
    CME Cattle				Aug 2007	10		(3,840)		(3,840)
    CMX Gold				Aug 2007	5		4,080		4,080
    CSC Sugar				Oct 2007	19		(8,198)		(8,198)
    CSC Coffee				Sep 2007	7		9,019		9,019
    NY Natural Gas			Aug 2007	9		38,220		38,220
    LME Copper				Jul 2007	1		(3,767)		(3,767)
    IMM Euro Dlr			Mar 2008	33		(6,187)		(6,187)
    EMINI S&P 500			Sep 2007	8		(4,680)		(4,680)
    IMM J Yen				Sep 2007	16		32,200		32,200

	Total United States commodity
	 futures positions held short					31,107		31,107

  Australian commodity futures positions held short:
    SFE SPI 200				Sep 2007	1		1,600		1,357
    SFE 10Y T-Bond			Sep 2007	25		3,636		3,084

	Total Australian  commodity
	 futures positions held short					5,236		4,441

  British commodity futures positions held short:
    LIF Long Gilt			Sep 2007	7		13,930		27,973
    LIF 3M Stg IR			Mar 2008	49		(675)		(1,355)

	Total British commodity futures
	 positions held short						13,255		26,618

  Euro commodity futures positions held short:
    LIF 3M Euribor			Mar 2008	12		288		390
    EURX E-Bund				Sep 2007	7		5,750		7,783
    MONEP CAC40 EU			Jul 2007	10		(9,455)		(12,799)

	Total Euro commodity futures
	 positions held short						(3,417)		(4,626)

	  Total commodity futures
	   positions held short								57,540

	    Net commodity futures positions						$184,097

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


      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

								Three Months Ended June 30,	Six Months Ended June 30,
								2007		2006		2007		2006

Investment income

  Interest income						$176,602	$173,980	$370,113	$325,575

	Total investment income					176,602		173,980		370,113		325,575

Expenses

  Commission expense						461,135		459,708		937,256		923,651
  Management fees						21,356		12,527		42,782		25,073
  Incentive fees						259,060		67,052		451,078		67,052
  Professional accounting and legal fees			43,874		31,506		125,985		64,500
  Other operating and administrative expenses			8,018		(803)		13,103		721

	Total expenses						793,443		569,990		1,570,204	1,080,997

	  Net investment (loss)					(616,841)	(396,010)	(1,200,091)	(755,422)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							1,286,540	2,195,744	1,724,166	640,783
    Foreign currency transactions				726,663		13,300		1,985,698	33,547

	Net realized gains (losses) from investments and
	 foreign currency transactions				2,013,203	2,209,044	3,709,864	674,330

Net increase (decrease) in unrealized appreciation
 (depreciation) on:
  Investments							(666,355)	(377,674)	(1,207,019)	(292,994)
  Translation of assets and liabilities in foreign currencies	25,622		-		(542,566)	-

	Net increase (decrease) in unrealized appreciation
	 (depreciation) on investments and translation of
	 assets and liabilities in foreign currencies		(640,733)	(377,674)	(1,749,585)	(292,994)

	  Net realized and unrealized income (loss) from
	   investments and foreign currency			1,372,470	1,831,370	1,960,279	381,336

	    Net increase in net assets resulting from
	     operations						$755,629	$1,435,360	$760,188	$(374,086)

      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										Six Months Ended June 30,
										2007		2006


Increase (decrease) in net assets from operations
  Net investment (loss)								$(1,200,091)	$(755,422)
  Net realized gains (losses) from investments and
   foreign currency transactions						3,709,864	674,330
  Net increase (decrease) in unrealized appreciation (depreciation) on
   investments and translation of assets and liabilities in foreign currencies	(1,749,585)	(292,994)

    Net increase (decrease) in net assets resulting from operations		760,188		(374,086)

  Capital contributions from limited partners					116,332		576,958
  Distributions to limited partners						(856,460)	(633,711)

	Total  (decrease)  in net assets					20,060		(430,839)

  Net assets at the beginning of the period					17,014,786	16,841,781

  Net assets at the end of the period						$17,034,846	$16,410,942


      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Six Months Ended June 30,
										2007		2006

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$760,188	$(374,086)

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation on investments					1,749,584	292,997
    Increase in interest receivable						(50,882)	-
    Increase in prepaid fees							(7,582)		-
    Decrease in accrued commissions payable					(1,601)		(17,589)
    Increase (decrease) in management fees and incentive fees payable		45,387		(104,462)
    Increase in other accrued liabilities					12,146		3,392

	Net cash provided by (used in) operating activities			2,507,240	(199,748)


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				116,332		576,958
  Partner redemptions								(746,768)	(464,227)

    Net cash provided by (used in) financing activities				(630,436)	112,731

      Net increase (decrease) in cash and cash equivalents			1,876,804	(87,017)

      Beginning cash and cash equivalents					15,491,218	16,910,682


      Ending cash and cash equivalents						$17,368,022	$16,823,665


  End of year cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$17,362,542	$16,732,061
    Cash									5,480		91,604

      Total cash and cash equivalents						$17,368,022	$16,823,665


      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

1.  Nature of the Business

Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the Delaware Uniform Limited Partnership Act. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. ("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The registered commodity trading advisors ("CTA's") are Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business, and NuWave Investment Corp. ("NuWave"), which became a CTA effective February, 2005. The CTA's have the authority to trade as much of the Fund's equity as is allocated to them by the General Partners, which is currently estimated to be 99% of total equity. Prior to July, 2004, the principal selling agent was Futures Investment Company ("FIC"), which is controlled by Michael Pacult and his wife. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and the market value of U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2007 and 2006.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

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

3.  General Partners' Duties

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partners within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor.

Redemptions - A limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the General Partners no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the General Partners may be unable to comply with the request on a timely basis. Effective January 1, 2004, redemption penalties are no longer charged.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

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

Effective December 1, 2006, the Fund changed the monthly management fee to NuWave to a percentage based on the rate of trading assigned by NuWave and approved by the General Partners of up to 3% (annualized) on the first $2,000,000 in allocated equity and up to 2% on the allocated equity above $2,000,000. The incentive fee of 20% remains unchanged.

The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

6.  Related Party Transactions

The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, a General Partner of the Fund, and Futures Investment Company, the introducing broker. These related parties are 100% owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

Commissions and fees included in expense:

						Six Months Ended June 30,
						2007		2006

Ashley Capital Management, Inc.			$339,268	$434,020
Futures Investment Company			520,821		443,908

  Total related party expenses			$860,089	$877,928


Commissions and fees included in accrued expenses:

						June 30,	December 31,
						2007		2006

Ashley Capital Management, Inc.			$6,412		$8,013
Futures Investment Company			-		-

  Total accrued expenses to related parties	$6,412		$8,013

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

6.  Related Party Transactions, Continued

Financial Accounting Standards Board Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partners, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

7.  Partnership Unit Transactions

As of June 30, 2007 and 2006 partnership units were valued at $3,649.18 and $3,290.67 respectively.

Transactions in partnership units were as follows:

				Units				Amount
			2007		2006		2007		2006

Limited Partner Units
  Subscriptions		32.44		170.23		$116,332	$576,958
  Redemptions		(239.79)	(199.90)	(856,460)	(633,711)
	Total		(207.35)	(29.67)		(740,128)	(56,753)

General Partner Units
  Subscriptions		-		-		-		-
  Redemptions		-		-		-		-
	Total		-		-		-		-

Total Units
  Subscriptions		32.44		170.23		116,332		576,958
  Redemptions		(239.79)	(199.90)	(856,460)	(633,711)
	Total		(207.35)	(29.67)		$(740,128)	$(56,753)



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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2007 and December 31,
2006 was $17,362,542 and $467,760, respectively, which equals approximately 101.9% and 2.7% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at June 30,
2007.  Cash payments for these expenses are expected to be made prior to the end of the next fiscal quarter.  Prior to April, 2007, the Fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April, 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily
Treasury Bill or LIBOR rate minus 10 basis points on the net liquidity of
the Fund.    At June 30, 2007 and December 31, 2006, $0 and $14,967,428,
respectively, was invested in U.S. Treasury Bills, which approximates 0% and 88.0% of Net Asset Value, respectively.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

8.  Trading Activities and Related Risks, Continued

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $16,547,524 and $68,503,263 on long positions at June 30, 2007 and December 31, 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open commodity futures contracts at June 30, 2007 and December 31, 2006 were $184,097 and $1,933,681, respectively.

Open contracts generally mature within three months of June 30, 2007. The latest maturity for open futures contracts is in March 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                            June 30, 2007 and 2006
                                  (A Review)

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

10.  Financial Highlights

						Three Months Ended June 30,	Six Months Ended June 30,
						2007		2006		2007		2006
Performance per unit (5)
  Net unit value, beginning of period		$3,490.17	$3,000.59	$3,489.87	$3,357.08

  Net realized and unrealized gains and
   (losses) on commodity transactions		285.33		366.84		407.33		76.05
  Investment and other income			36.17		37.41		76.49		73.09
  Expenses (1)					(162.49)	(114.17)	(324.51)	(215.55)

    Net increase (decrease) for the period	159.01		290.08		159.31		(66.41)

      Net unit value at the end of the period	$3,649.18	$3,290.67	$3,649.18	$3,290.67

Net assets at the end of the period ($000)	$17,035		$16,411		$17,035		$16,411
Total return (3)				4.37%		9.67%		4.42%		-1.98%

Ratio to average net assets (4)
  Investment and other income			1.02%		1.38%		2.15%		2.64%
  Expenses (2)					-1.92%		-0.87%		-3.68%		-1.28%

(1) Includes brokerage commissions

(2) Excludes brokerage commissions

(3) Not Annualized

(4) Annualized for all periods

(5) Investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                            June 30, 2007 and 2006
                                  (A Review)


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					August 14, 2007
Michael Pacult						Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership