Form 10-Q
period 2007-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2007-11-19
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-53111

                    Atlas Futures Fund, Limited Partnership
            (Exact name of registrant as specified in its charter)

	Delaware				51-0380494
	(State or other jurisdiction of 	(I.R.S. Employer
	incorporation or organization)		Identification No.)505

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):   Large accelerated filer [   ]     Accelerated filer [   ]     Non-
accelerated filer [X]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2007 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Up to the end of September, 2007, the Fund had granted powers to two commodity trading advisors, Clarke Capital Management, Inc. and NuWave Investment Corp. Clarke traded approximately 80% of the Fund's equity made available for trading and NuWave traded the other 20%. During the last week of September, 2007, the General Partner advised NuWave that, effective October 1, 2007, it would terminate the Advisory Agreement and Power of Attorney and requested that NuWave liquidate all positions it had open on behalf of the Fund as of the last business day of September, 2007, or as soon as practical thereafter. See Subsequent Events, below. The commodity trading advisors selected to trade for the Fund have sole discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the third quarter, 2007, the fixed costs of operation of the Fund include continuing offering costs, a management fee to NuWave of a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% annually on the first $2,000,000 of equity and up to 2% annually on all equity over $2,000,000, fixed brokerage commissions of 11%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment. See Subsequent Events, below for a description of fee changes due to the removal of NuWave.

The Fund does not intend to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses.
The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 14, 2007 (see Subsequent Events, below) until the balance, as of September 30, 2007, of $1,672,535 in face amount of Units are sold. As of September 30, 2007, of the $15,000,000 in Units registered, $13,327,465 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

Results of Operations

The Fund results after payment and accrual of expenses for the first nine months of 2007 was a profit of $3,567,668 and for the nine months of 2006 was a profit of $1,479,351. The profits were generated by the commodity trading advisors by methods that are proprietary to them. These results are not to be construed as an expectation of similar profits in the future.

Subsequent Events

On November 1, 2007, the Fund submitted post effective amendment no. 11 to its registration statement, which became effective November 13, 2007. The Fund will use the supplement to prospectus contained therein along with its prospectus dated August 14, 2007 to continue its offering. The supplement advises of the removal of NuWave Investment Corp. as commodity trading advisor and the termination of its Advisory Agreement and Power of Attorney as of October 1, 2007. The management and incentive fees paid to NuWave are, accordingly, no longer paid. Clarke Capital Management, Inc. remains the sole trading advisor to the Fund.

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

As of the end of the period covered by this report, the General Partner of the Fund, under the actions of its sole principal, Mr. Michael Pacult, carried out an evaluation of the effectiveness of the design and operation of the Fund's disclosure controls and procedures as contemplated by Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based on and as of the date of that evaluation, Mr. Pacult concluded that the Fund's disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Fund required to be included in the reports required to be filed or submitted by the Fund with the SEC under the Exchange Act.

Internal Control over Financial Reporting

Each month, the general partner reviews the profit and loss statements for the month and, once approved, each partner is sent a statement to disclose total Fund performance and the amount in the partner's capital account. Checks are paid for expenses only upon approval of invoices submitted to the general partner or pursuant to standing authorizations for periodic fixed expenses. Payment of a redemption is only upon receipt of a request form signed by the person with authority over the limited partner's account. The general partner balances the daily account information with the monthly compilation and financial statements prepared by the independent CPA. There was no change in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph
(d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FCM, as described below.

At any given time, MF Global Inc. ("MFG"), formerly known as Man Financial Inc ("MFI"), is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this Report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Report that MFG would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

MFI has been sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). The Receiver's claims for damages are not quantified in the Complaint, but are believed to be substantial. MFI has informed the general partner that in acting as executing and clearing broker for PAAF it was not responsible for its losses, that it has denied the material allegations of the complaint, that it has brought in third party defendants (one of which has been made a primary defendant), that it will move for summary judgment and will otherwise vigorously defend the litigation. The Receiver and MFG are in active settlement discussions in an attempt to resolve the matter before trial. Further, the outcome of the Litigation should not materially affect MFG or its ability to perform as a clearing broker. The Commodity Futures Trading Commission ("CFTC") is also investigating the events involving PAAF's losses and MFG's relationship to PAAF. To date, the CFTC has not brought any action against the MFG.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  November 19, 2007

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)





                       Index to the Financial Statements

 									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities as of September 30, 2007 and
December 31, 2006							F-3

Schedule of Investments - Cash and Securities - September 30, 2007	F-4

Schedule of Investments - Futures Contracts - September 30, 2007	F-5

Schedule of Investments - Cash and Securities - December 31, 2006	F-6

Schedule of Investments - Futures Contracts - December 31, 2006	  F-7 - F-8

Statements of Operations for the Three and Nine Months Ended
September 30, 2007 and 2006						F-9

Statements of Changes in Net Assets for the Nine Months Ended
September 30, 2007 and 2006						F-10

Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and 2006						F-11

Notes to Financial Statements					 F-12 - F-18

Affirmation of Commodity Pool Operator					F-19

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statement of assets and liabilities, including the schedules of investments, of ATLAS FUTURES FUND, LIMITED PARTNERSHIP as of September 30, 2007 and the related statement of operations for the three and nine months ended September 30, 2007 and 2006, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2007 and 2006. These financial statements are the responsibility of the Fund's management.

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

As discussed in Note 11 to the financial statements, the three months and nine months ended September 30, 2006 financial statements have been restated to correct a misstatement.


/s/ Jordan, Patke & Associates, Ltd.

Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
November 18, 2007




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								September 30,	December 31,
								2007		2006
								(A Review)

Assets

  Investments
    Equity in commodity futures trading accounts:

      Cash and cash equivalents					$17,419,036	$15,435,188
      Net unrealized gain on open futures contracts		285,400		1,933,681

        Total brokerage cash equivalents and investments	17,704,436	17,368,869

      Interest receivable					48,804		-
      Prepaid fees						18,038		-
      Cash							217,994		56,030

	Total assets						17,989,272	17,424,899

Liabilities

  Partner redemptions payable					259,172		166,223
  Accrued commissions payable to related parties		494		8,013
  Management fees payable					21,165		15,541
  Incentive fee payable						579,381		219,487
  Other accrued liabilities					9,200		849

    Total Liabilities						869,412		410,113

Net assets							$17,119,860	$17,014,786


Analysis of Net Assets

  Limited partners'						$17,119,860	$17,014,786
  General partners'						-		-

Net assets (equivalent to $3,815.84 and $3,489.87 per unit)	$17,119,860	$17,014,786


Partnership units outstanding

  Limited partners' units outstanding				4,486.53	4,875.48
  General partner units outstanding				-		-

Total partnership units outstanding				4,486.53	4,875.48

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2007
                                  (A Review)

							Fair Value

Description					Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

  United States Markets				17,149,393	$17,149,393	98.45%

    Total cash and cash equivalents
     denominated in U. S. Dollars				17,149,393	98.45%

Cash denominated in foreign currency:
  Euro Markets - Euro				105,748		150,850		0.86%
  British Pound Markets - GBP			29,796		58,893		0.34%
  Australian Dollar Markets - AUD		10,064		8,937		0.05%
  Hong Kong Dollar Markets - HKD		318,850		41,030		0.24%
  Japanese Yen Markets - JPY			1,140,000	9,933		0.06%

    Total cash denominated in foreign currency			269,643		1.55%

      Total cash and cash equivalents				$17,419,036	100.00%

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2007
                                  (A Review)

  									     Fair Value
Description				Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

  US Dollar denominated commodity futures positions held long:
    CBOT Corn				Dec 2007	136		22,700		$22,700
    NY Heating Oil			Nov 2007	65		5,733		5,733
    LME Alum				Oct 2007	7		(51,845)	(51,845)
    LME Alum				Nov 2007	6		7,790		7,790
    LME Alum				Dec 2007	1		435		435
    LME Copper				Oct 2007	1		5,827		5,827
    LME Copper				Dec 2007	2		3,175		3,175
    IPE Gas Oil				Dec 2007	65		107,250		107,250
    IMM Euro Dlr			Mar 2008	65		(6,500)		(6,500)
    IMM Euro FX				Dec 2007	71		207,675		207,675

	Total United States Commodity Futures Positions			302,240		302,240


	  Total commodity futures positions held long	302,240

  US Dollar denominated commodity futures positions held short:
    LME Alum				Oct 2007	7		11,517		11,517
    LME Alum				Nov 2007	6		(163)		(163)
    LME Alum				Dec 2007	1		(3,206)		(3,206)
    LME Copper				Oct 2007	1		(23,771)	(23,771)
    LME Copper				Dec 2007	2		(58)		(58)

	Total United States commodity futures positions held short	(15,680)	(15,681)


  Euro commodity futures positions held short:
    LIF 3M Euribor			Dec 2007	65		(813)		(1,159)

	Total Euro  commodity futures positions held short		(813)		(1,159)

	  Total commodity futures positions held short					(16,840)

	    Net commodity futures positions						$285,400

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


      The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

								Three Months Ended September 30,Nine Months Ended September 30,
								2007		2006		2007		2006
										(Restated)			(Restated)

Investment income

  Interest income						$191,578	$185,790	$561,691	$511,365

    Total investment income					191,578		185,790		561,691		511,365

Expenses

  Commission expense						448,031		438,113		1,385,287	1,361,667
  Management fees						21,164		12,603		63,946		37,676
  Incentive fees						579,381		257,223		1,030,459	324,275
  Professional accounting and legal fees			30,424		24,500		156,409  	89,000
  Other operating and administrative expenses			881		188		13,984	909

    Total expenses						1,079,881	732,627		2,650,085	1,813,527

      Net investment (loss)					(888,303)	(546,837)	(2,088,394)	(1,302,162)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments							2,265,090	1,216,750	3,989,256	1,879,864
    Foreign currency transactions				(759,005)	(325,520)	1,226,693	(314,401)

      Net realized gains from investments and
       foreign currency transactions				1,506,085	891,230		5,215,949	1,565,463

Net increase (decrease) in unrealized appreciation
 (depreciation) on:
  Investments							148,727		276,430		(1,058,292)	(73,997)
  Translation of assets and liabilities in foreign currencies	(47,423)	(69,548)	(589,989)	(12,115)

    Net increase (decrease) in unrealized appreciation
     (depreciation) on investments and translation of assets
     and liabilities in foreign currencies			101,304		206,882		(1,648,281)	(86,112)

      Net realized and unrealized income from investments
       and foreign currency					1,607,389	1,098,112	3,567,668	1,479,351

        Net increase in net assets resulting from operations	$719,086	$551,275	$1,479,274	$177,189


Net income per unit for a unit outstanding throughout the
 entire period
  Limited partner						$166.66		$111.40		$325.97		$44.99
  General partner						$-		$-		$-		$-

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										Nine Months Ended September 30,
										2007		2006


Increase in net assets from operations
  Net investment (loss)								$(2,088,394)	$(1,302,162)
  Net realized gain from investments and
   foreign currency transactions						5,215,949	1,565,463
  Net decrease in unrealized appreciation (depreciation) on
   investments and translation of assets and liabilities in foreign currencies	(1,648,281)	(86,112)

    Net increase in net assets resulting from operations			1,479,274	177,189

  Capital contributions from limited partners					179,561		769,460
  Distributions to limited partners						(1,553,761)	(929,023)

      Total  increase  in net assets						105,074		17,626

  Net assets at the beginning of the period					17,014,786	16,841,781

  Net assets at the end of the period						$17,119,860	$16,859,407

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Nine Months Ended September 30,
										2007		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations				$1,479,274	$177,189

Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation on investments					1,648,281	86,114
    (Increase) in interest receivable						(48,804)	(17,714)
    (Increase) in prepaid fees							(18,038)	-
    (Decrease) in accrued commissions payable					(7,519)		-
    Increase in management fees and incentive fees payable			365,518		85,788
    Increase (decrease) in other accrued liabilities				8,351		(50,007)

      Net cash provided by operating activities					3,427,063	281,370


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				179,561		769,460
  Partner redemptions								(1,460,812)	(929,023)

    Net cash (used in) financing activities					(1,281,251)	(159,563)

      Net increase in cash and cash equivalents					2,145,812	121,807

      Beginning cash and cash equivalents					15,491,218	16,910,682


      Ending cash and cash equivalents						$17,637,030	$17,032,489


End of year cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$17,419,036	$16,992,456
  Cash										217,994		40,033

    Total cash and cash equivalents						$17,637,030	$17,032,489

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

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

2.  Significant Accounting Policies

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

Offering Costs and Organizational Expenses - Costs incurred for the initial filings with the Securities and Exchange Commission, National Association of Securities Dealers, Inc. and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs, in addition to the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and are reflected in the statement of operations at the difference between the original contract amount and the market value on the last business day of the reporting period.

Market value of forward contracts, futures and other investments is based upon exchange or other applicable closing quotations rerlated to the specific positions.

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

Net Income Per Unit - Net income per unit is calculated based on one unit outstanding during the period.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and the market value of U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended September 30, 2007 and December 31, 2006.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

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

The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with the net realized and unrealized gain or loss from investments.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

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

6.  Related Party Transactions

The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, a General Partner of the Fund, and Futures Investment Company, the introducing broker. These related parties are 100% owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

Commissions and fees included in expense:

						Nine Months Ended September 30,
						2007		2006

Ashley Capital Management, Inc.			$501,177	$432,958
Futures Investment Company			768,010		815,535

Total related party expenses			$1,269,187	$1,248,493

Commissions and fees included in accrued expenses:

						September 30,	December 31,
						2007		2006

Ashley Capital Management, Inc.			494		$8,013
Futures Investment Company			-		-

Total accrued expenses to related parties	$494		$8,013

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

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

7.  Partnership Unit Transactions

As of September 30, 2007 and 2006 partnership units were valued at $3,815.84 and $3,402.07 respectively.

Transactions in partnership units were as follows:

				Units				Amount
			2007		2006		2007		2006

Limited Partner Units
  Subscriptions		49.59		228.37		$179,561	$769,460
  Redemptions		(438.54)	(289.53)	(1,553,761)	(929,023)
Total			(388.95)	(61.16)		(1,374,200)	(159,563)

General Partner Units
  Subscriptions		-		-		-		-
  Redemptions		-		-		-		-
Total			-		-		-		-

Total Units
  Subscriptions		49.59		228.37		179,561		769,460
  Redemptions		(438.54)	(289.53)	(1,553,761)	(929,023)
Total			(388.95)	(61.16)		$(1,374,200)	$(159,563)



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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2007 and December 31, 2006 was $17,419,860 and $467,760, respectively, which equals approximately 101.7% and 2.7% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at September 30, 2007. Cash payments for these expenses are expected to be made prior to the end of the next fiscal quarter. Prior to April, 2007, the Fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April, 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or LIBOR rate minus 10 basis points on the net liquidity of the Fund. At September 30, 2007 and December 31, 2006, $0 and $14,967,428, respectively, was invested in U.S. Treasury Bills, which approximates 0% and 88.0% of Net Asset Value, respectively.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

8.  Trading Activities and Related Risks, Continued

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $42,909,197 and $68,503,263 on long positions at September 30, 2007 and December 31, 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open commodity futures contracts at September 30, 2007 and December 31, 2006 were $285,400 and $1,933,681, respectively.

Open contracts generally mature within three months of September 30, 2007.
The latest maturity for open futures contracts is in March 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

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

10.  Subsequent Events

Effective October 1, 2007, NuWave Investment Corp. no longer serves as a commodity trading advisor to the Fund. The General Partner gave the order to NuWave to liquidate all trades as of the last business day of September, 2007. Clarke Capital Management, Inc. now serves as the Fund's sole trading advisor. All Fund fees and expenses remain unchanged, except that the management and incentive fees to NuWave are no longer paid.

11.  Correction of an Error

The statements of operations for both the three months and the nine months ended September 30, 2006 have been revised after the discovery of an error in previously reported financial statements for those two periods. Previously reported realized gain (loss) on investments was understated by approximately $113,000 in both periods. Previously reported Commissions expense was also understated by approximately $113,000 in both periods. These revisions result in increasing income and also increasing expenses. Accordingly, there is no effect on changes in net assets due to operations for both of these periods. The following sets forth the previously reported and restated amounts of selected items within the statements of operations for both the three months and the nine months ended September 30, 2006

					Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006

					As Previously					As Previously
					Reported	Adjustments	Restated	Reported	Adjustments	Restated

Commission expense			$324,841	$113,272	$438,113	$1,248,492	$113,175	$1,361,667
  Total expenses			619,355		113,272		732,627		1,700,352	113,175		1,813,527
    Net investment (loss)		(433,565)	(113,272)	(546,837)	(1,188,987)	(113,175)	(1,302,162)

Net realized gain (loss) from:
  Investments				779,658		437,092		1,216,750	1,420,441	459,423		1,879,864
  Foreign currency transactions		(1,700)		(323,820)	(325,520)	31,847		(346,248)	(314,401)
    Net realized gains from investments
     and foreign currency transactions	777,958		113,272		891,230		1,452,288	113,175		1,565,463

Net increase (decrease) in unrealized
 appreciation (depreciation) on:
  Investments				206,882		69,548		276,430		(86,112)	12,115		(73,997)
  Translation of assets and liabilities
   in foreign currencies		-		(69,548)	(69,548)	-		(12,115)	(12,115)

Net realized and unrealized income from
 investments and foreign currency	$984,840	$113,272	$1,098,112	$1,366,176	$113,175	$1,479,351

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                          September 30, 2007 and 2006
                                  (A Review)

12.  Financial Highlights

						Three Months Ended September 30,	Nine Months Ended September 30,
						2007		2006			2007		2006
Performance per unit
  Net unit value, beginning of period		$3,649.18	$3,290.67		$3,489.87	$3,357.08

  Net realized and unrealized gains on
   commodity transactions			372.54		221.91			786.16		375.62
  Investment and other income			44.40		37.54			123.77		129.84
  Expenses (1)					(250.28)	(148.05)		(583.97)	(460.47)

    Net increase for the period			166.66		111.40			325.97		44.99

      Net unit value at the end of the period	$3,815.84	$3,402.07		$3,815.84	$3,402.07

Net assets at the end of the period ($000)	$17,120		$16,859			$17,120		$16,859
Total return (3)				4.57%		3.39%			9.34%		1.34%

Ratio to average net assets (4)
  Investment and other income			1.17%		1.17%			3.31%		3.14%
  Expenses (2)					6.57%		4.61%			15.60%		11.12%

(1) Includes brokerage commissions
(2) Excludes brokerage commissions
(3) Not Annualized
(4) Annualized for all periods

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                          September 30, 2007 and 2006
                                  (A Review)


*****************************************************************************


To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					19-Nov-07
Michael Pacult						Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership