Form 10-K
period 2007-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2008-03-31
CIK 865549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-53111

                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware					51-0380494
	State or other jurisdiction of			(I.R.S. Employer
	incorporation or organization			Identification No.)


                    505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	[ ]
Accelerated filer 		[ ]
Non-accelerated filer 		[X] (Do not check if a smaller reporting company)
Smaller reporting company 	[ ]

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

Not Applicable. There is no market for the Units of partnership interests and none is expected to develop. The Registrant is a commodity pool. The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998, 1999, 2000, 2001, 2002, 2003, 2004, 2005, and 2006 at Registration Nos. 333-
61217, 333-53111 and 333-59976.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration Nos. 333-61217 and 333-59976 are incorporated by reference to Parts I, II, III, and IV.

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

The Fund filed a post effective amendment to its Registration Statement on July 6, 2007 that became effective August 14, 2007, to fully amend and restate its prospectus to (i) provide disclosure of a change in the location of the books and records of the Fund to the office of the corporate General Partner and (ii) update the performance and financial information contained in the prospectus. The Fund filed a post effective amendment to its Registration Statement on November 1, 2007 that became effective November 13, 2007, to supplement its prospectus to (i) provide disclosure that one of the CTA that traded the Fund's equity allocated to it by the General Partner, NuWave Investment Corporation, would no longer trade for the Fund and (ii) update the performance and financial information contained in the prospectus.

The trades for the Fund are selected and placed with the futures commission merchant ("FCM"), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Since the inception of trading through February 1, 2005, the Fund account was traded by a single CTA, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521
(630) 323-5913. As of February 1, 2005, NuWave Investment Company, 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, Telephone: (973) 425-9192, Fax:
(973) 425-9190, E-mail: info@NuWavecorp.com was added as a CTA. As of October 1, 2007, NuWave was removed as CTA. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Limited Partners at the office of the corporate General Partner, 5914 N. 300 West, Fremont, IN 46737. Clarke is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit that it generates, as that term is defined in the Limited Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Limited Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference. None of the purchasers of Limited Partnership Units ("Limited Partners") has a voice in the management of the Fund or ownership in the General Partner or the trading advisor. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 14, 2007 as supplemented November 13, 2007 (the "Prospectus"), as it may be amended in the future, until the balance of un-issued registered securities, $1,570,181, as of December 31, 2007, is sold or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

Subsequent Events: The Fund provided notice to its Limited Partners by letter dated March 19, 2008 that (i) as of April 1, 2008, the Fund will have the right to diversify its cash equity for trading from being solely on deposit with clearing brokers to deposits at the brokers as well as in the name of the Fund outside of the clearing brokers in short term Treasury Bills and/or cash management funds holding only U.S. Treasuries, (ii) as of April 1, 2008, brokerage commissions that are currently charged as a percentage of assets on deposit with the clearing broker will be charged upon the assets intended to be used as equity for trading regardless of where they are deposited and what short-term investment is utilized, (iii) all other terms of the Fund's prospectus remain the same, and (iv) the above changes in investment procedures will not increase the costs charged to the Fund.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Fund maintains up to 3% of its assets on deposit in a commercial bank and the balance is on deposit and available as margin to secure trading through in futures and other commodities related products in a Fund account at MF Global Inc., the FCM. See Subsequent Events of Item 1 of this Report. MF Global Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account:

MF Global Inc. ("MFG") is registered under the Commodity Exchange Act, as amended, as a futures commission merchant and a commodity pool operator, and is a member of the National Futures Association in such capacities. In addition, MFG is registered with the Financial Industry Regulatory Authority as a broker-dealer. MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007. MFG is a member of all major U.S. futures exchanges and most major U.S. securities exchanges. MFG's main office is located at 717 Fifth Avenue, 9th Floor, New York, New York 10022-8101. MFG's telephone number at such location is (212) 589-6200.

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of March 20, 2008, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Partnership. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this Memorandum that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the General Partner, the Trading Advisor and the Placement Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons (AP) who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

Subsequent Events

On March 6, 2008, and thereafter, four virtually identical proposed class action securities suits were filed against MF Global Ltd., certain of its officers and directors, and Man Group plc. The complaints allege that the registration statement and prospectus issued in connection with MF Global Ltd.'s initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding the company's risk management policies, procedures and systems. The allegations are based upon the company's disclosure of $141.5 million in trading losses incurred in a single day by an associated person in his personal trading account, which losses the company was responsible to pay as an exchange clearing member.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2003 to December 31, 2007.

										Year to Date
						2007		2006		2005		2004		2003
  Performance per unit (3)
    Net unit value, beginning of the year	$3,489.87	$3,357.08	$2,731.41	$1,750.45	$1,311.50

    Net realized and unrealized gains and
     losses on  commodity transactions		1,365.97	505.12		1,206.19	1,573.93	735.70
    Investment and other income			151.43		139.17		80.59		27.57		18.43
    Expenses (1)				(832.15)	(511.50)	(661.11)	(620.54)	(315.18)

      Net increase for the year			685.25		132.79		625.67		980.96		438.95

        Net unit value at the end of the year	$4,175.12	$3,489.87	$3,357.08	$2,731.41	$1,750.45

  Net assets at the end of the year ($000)	$18,637		$17,015		$16,842		$11,791		$7,690
  Total return					19.64 %		3.94 %		22.91 %		56.04 %		33.47 %

  Number of units outstanding at the end of
   the year					4463.75		4875.48		5016.79		4316.80		4393.05

  Ratio to average net assets
    Investment and other income			4.14 %		4.22 %		2.57 %		1.23 %		1.10 %
    Expenses (2)				(22.47)%	(4.36)%		(10.19)%	(17.91)%	(10.33)%

  For the year ended December 31, 2007, total return are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Includes brokerage commissions

(2) Excludes brokerage commissions for 2005 and prior years

(3) For the year ended 12/31/06 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the year ended December 31, 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2007 and 2006:

							2006								2007
				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		(1,450,034)	1,831,370	1,098,112	4,755,855	587,809		1,372,470	1,607,389	2,667,635
Net Income (Loss)		(1,809,446)	1,435,360	551,275		431,210		4,559		755,629		719,086		1,608,616
Net Income (Loss) per
 limited partnership unit	(356.49)	290.08		111.40		87.80		0.30		159.01		166.66		359.28
Net Income (Loss) per general
 partnership unit (if any)	-		-		-		-		-		-		-		-
Net asset value per partnership
 unit at the end of period.	3,000.59	3,290.67	$3,402.07	3,489.87	3,490.17	3,649.18	3,815.84	4,175.12

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000, 2001, 2002, 2003, 2004, 2005, 2006 and 2007 reflect the absorption of these costs by the Fund. The Fund's results after payment and accrual of expenses for the year 2007 was a profit of $3,087,890 ($685.25 per Unit). The Fund's results after payment and accrual of expenses for the year 2006 was a profit of $608,399 ($132.79 per Unit). The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it. These results are not to be construed as an expectation of similar profits in the future.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
The securities of the Fund are not traded and no market for the Fund securities is expected to develop. The Fund is engaged in the speculative trading of futures and options on futures. The risks are fully explained in the Fund prospectus delivered to each prospective partner prior to their investment.
Item 8.  Financial Statements and Supplementary Data.
The Fund financial statements as of December 31, 2007 were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data in this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the General Partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent CPA Firm and then are reviewed each quarter and audited each year by a different independent CPA firm.

The General Partner of the Fund, under the actions of its sole principal, Michael Pacult, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this Report. Based on their evaluation, Mr. Pacult has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management's Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Fund's financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The General Partner's internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund's assets;

*	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund's financial statements in accordance with generally accepted accounting principles, and that the Fund's receipts and expenditures are being made only in accordance with authorizations of the General Partner's management and directors; and

*	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund's assets that could have a material effect on the Fund's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank or a futures commission merchant. See Subsequent Events in Item 1 of this Report. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2007, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

This Report does not include an attestation report of the Fund's registered public accounting regarding control over financial reporting. The General Partner's report was not subject to attestation by the Fund's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B.  Other Information.

None.

                                   Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 63, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Item 11.  Executive Compensation.

Although there are no executives of the Fund, the corporate General Partner is paid compensation that the Fund has elected to disclose on this Form 10-K.
The Fund pays its corporate General Partner fixed brokerage commissions of eleven percent (11%) per year, payable monthly, from which it pays its affiliated introducing broker, Futures Investment Company, seven percent (7%) of the eleven percent (11%) to cover the cost of the trades entered by the CTA. The corporate General Partner retains the difference between the seven percent (7%) it pays to the introducing broker and the eleven percent (11%) it is paid.

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund as of December 31, 2007:

	Name			Percent Ownership
	None			N/A

(b) As of December 31, 2007, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11, Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The General Partner has sole discretion over the selection of trading advisors. Ashley Capital Management, Inc., the corporate General Partner, is paid a fixed commission for trades and, therefore, both General Partners have a potential conflict in the selection of a trading advisor who makes few trades rather than produces profits for the Fund. This conflict and others are fully disclosed in the Registration Statement, which is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
Only fees to the Principal Accountant, or Auditor, and not fees for other accounting, are required to be disclosed in this section.

1)	Audit Fees

The fees and costs paid to Frank L. Sassetti & Co. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2007 and 2006 were $1,775 and $35,805, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $30,290, and $13,447, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Frank L. Sassetti & Co. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2007 and 2006 were $0 and $0, respectively. Similar fees paid to Jordan, Patke and Associates, Ltd. for the same time periods were $5,750, and $0, respectively.

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

 	3. List of those Exhibits required by Item 601 of Regulation S-K (Sec
229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund's Registration Statement on Form S-1, and all amendments at file Nos. 333-61217 and 333-59976 previously filed with the Securities and Exchange Commission.

 	31.1 Certification of CEO and CFO pursuant to Section 302
 	32.2 Certification of CEO and CFO pursuant to Section 906

(b)	Exhibits required by Item 601 of Regulation S-K (Sec 229.601 of this chapter).

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Inc.
Its General Partner


By: /s/ Michael Pacult	 			Date: March 31, 2008
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                            FOR THE YEAR ENDED 2007
                        (With Auditors' Report Thereon)
























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements





									Page

Reports of Independent Registered Public Accounting Firms	     F-2 - F-3

Statements of Assets and Liabilities					F-4

Schedule of Investments - Cash and Securities - December 31, 2007	F-5

Schedule of Investments - Cash and Securities - December 31, 2006	F-6

Schedules of Investments - Futures Contracts - December 31, 2006     F-7 - F-8

Statements of Operations						F-9

Statements of Changes in Net Assets					F-10

Statements of Cash Flows						F-11

Notes to Financial Statements					    F-12 - F-18

Affirmation of Commodity Pool Operator					F-19

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firms



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in net assets and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of operations, changes in net assets and cash flows of Atlas Futures Fund, Limited Partnership for year ended December 31, 2005 were audited by other auditors whose report dated February 24, 2006, expressed an unqualified opinion on those statements

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Atlas Futures Fund, Limited Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Atlas Futures Fund, Limited Partnership internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, its changes in net assets and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 29, 2008




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                            Frank L. Sassetti & Co.

                         Certified Public Accountants


To The Partners
Atlas Futures Fund, Limited Partnership
Dover, Kent County, Delaware


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              We have audited the accompanying statements of
operations, changes in net assets and cash flows of ATLAS FUTURES FUND, LIMITED PARTNERSHIP for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                              In our opinion, the financial statements
referred to above present fairly, in all material respects, the results of operations, changes in net assets and cash flows of ATLAS FUTURES FUND, LIMITED PARTNERSHIP for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ Frank L. Sassetti & Co.


February 24, 2006
Oak Park, Illinois





               6611 W. North Avenue * Oak Park, Illinois 60302
                  * Phone (708) 386-1433 * Fax (708) 386-0139

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                     Statements of Assets and Liabilities

	  									December 31,
									2007		2006
Assets

  Investments
    Equity in broker trading accounts

    Cash and cash equivalents at broker					$19,285,953	$15,435,188
    Net unrealized gain on open futures contracts			-		1,933,681

      Total equity in broker trading accounts				19,285,953	17,368,869

    Interest receivable	44,109
    Cash								47,167		56,030

        Total assets							19,377,229	17,424,899

Liabilities

  Partner redemptions payable						53,817		166,223
  Accrued commissions payable
   to related parties							7,344		8,013
  Management fees payable						-		15,541
  Incentive fees payable						657,278		219,487
  Other accrued liabilities						22,080		849

        Total Liabilities						740,519		410,113

Net assets								$18,636,710	$17,014,786


Analysis of Net Assets

  Limited partners							$18,636,710	$17,014,786
  General partners							-		-

  Net assets (equivalent to $4,175.12 and $3,489.87 per unit)		$18,636,710	$17,014,786


Partnership units outstanding

  Limited partners units outstanding					4,463.75	4,875.48
  General partners units outstanding					-		-

      Total partnership units outstanding				4,463.75	4,875.48


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                 Schedule of Investments - Cash and Securities


                               December 31, 2007


							 					 Fair Value
Description						Maturity Date	Face Value	Local Currency	U.S. Dollars	Percent

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
  United States Markets									19,246,172	$19,246,172	99.79%

    Total cash denominated in U.S. Dollars								19,246,172	99.79%

      Total cash and cash equivalents denominated in
       U.S. Dollars											19,246,172	99.79%

Cash denominated in foreign currency:
  Australian Dollar Markets - AUD							45,394		39,781		0.21%

    Total cash denominated in foreign currency								39,781		0.21%

      Total cash and cash equivalents									$19,285,953	100%


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


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                           Statements of Operations


						 					 Year ended December 31,
										2007		2006		2005

Investment income

  Interest income								$710,446	$692,736	$383,902

    Total investment income							710,446		692,736		383,902

Expenses

  Commission expense								1,887,822	1,829,489	1,628,082
  Management fees								63,946		53,217		42,142
  Incentive fees								1,687,737	543,763		1,328,137
  Professional accounting and legal fees					203,992		111,210		140,296
  Other operating and administrative expenses					14,362		8,421		10,624

    Total expenses								3,857,859	2,546,100	3,149,281

      Net investment (loss)							(3,147,413)	(1,853,364)	(2,765,379)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									4,225,914	1,201,655	5,355,716
    Foreign currency transactions						3,943,071	(420,557)	(29,971)

      Net realized gain from investments and foreign currency transactions	8,168,985	781,098		5,325,745

  Net increase (decrease) in unrealized appreciation (depreciation) from:
    Investments									(1,302,362)	1,137,767	348,895
    Translation of assets and liabilities in foreign currencies			(631,320)	542,898		-

      Net unrealized appreciation (depreciation) from investments and
       translation of assets and liabilities in foreign currencies		(1,933,682)	1,680,665	348,895

        Net realized and unrealized income from investments
         and foreign currency							6,235,303	2,461,763	5,674,640

          Net increase in net assets resulting from operations			$3,087,890	$608,399	$2,909,261


Net income per unit (1)
  Limited partnership unit							$685.25		$122.22		$610.72
  General partnership unit							$-		$-		$-

(1)	For the year ended December 31, 2007, the amount is based on a single unit outstanding for an entire year. For the year ended December 31, 2006 and 2005, the amount is calculated using average units outstanding.


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                      Statements of Changes in Net Assets



						 					 Year ended December 31,
										2007		2006		2005

Increase (decrease) in net assets from operations
  Net investment (loss)								$(3,147,413)	$(1,853,364)	$(2,765,379)
  Net realized gain from investments and foreign currency transactions		8,168,985	781,098		5,325,745
  Net unrealized appreciation (depreciation) from investments and
   translation of assets and liabilities in foreign currencies			(1,933,682)	1,680,665	348,895

    Net increase in net assets resulting from operations			3,087,890	608,399		2,909,261

  Capital contributions from limited partners					281,915		869,489		2,739,224
  Distributions to limited partners						(1,747,881)	(1,304,883)	(597,653)

    Total increase in net assets						1,621,924	173,005		5,050,832

  Net assets at the beginning of the year					17,014,786	16,841,781	11,790,949

  Net assets at the end of the year						$18,636,710	$17,014,786	$16,841,781


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                           Statements of Cash Flows



						 					 Year ended December 31,
										2007		2006		2005

Cash Flows from Operating Activities

Net increase in net assets resulting from operations				$3,087,890	$608,399	$2,909,261

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments			1,933,681	(1,682,779)	(348,897)
    (Increase) decrease in interest receivable					(44,109)	-		-
    Increase (decrease) in accrued commissions payable				(669)		(7,542)		141
    Increase (decrease) in accrued management and incentive fees		422,250		50,999		(191,814)
    Increase (decrease) in other payables and accruals				21,231		(36,279)	25,228

      Net cash provided by (used in) operating activities			5,420,274	(1,067,202)	2,393,919


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				281,915		869,489		2,739,224
  Partner redemptions								(1,860,287)	(1,255,824)	(509,235)

    Net cash provided by (used in) financing activities				(1,578,372)	(386,335)	2,229,989

      Net increase (decrease) in cash and cash equivalents			3,841,902	(1,453,537)	4,623,908

      Cash and cash equivalents, beginning of period				15,491,218	16,944,755	12,320,847


      Cash and cash equivalents, end of period					$19,333,120	$15,491,218	$16,944,755


  End of year cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$19,285,953	$15,435,188	$16,856,751
    Cash									47,167		56,030		88,004

      Total cash and cash equivalents						$19,333,120	$15,491,218	$16,944,755


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005


1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. ("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. As of December 31, 2007, the sole registered commodity trading advisor ("CTA") of the fund was Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business. From February 1, 2005 until October 1, 2007, NuWave Investment Corp. ("NuWave") also served as CTA. The CTAs have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

  Income Taxes - The Fund, a regulated investment company, is not required to provide a provision for income taxes. Each partner is individually liable for the tax on its share of income or loss. The Fund may be subject to state and local taxes in jurisdictions in which it operates. The Fund prepares a calendar year information tax return


  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash, money market funds and the market value of U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the years ended December 31, 2007, 2006 and 2005.

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005

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

  Recently Issued Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48 (FIN 48) entitled "Accounting for Uncertainty in Income Taxes - an interpretation of FASB 109". FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Fund's financial statements.

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 is not expected to have a material impact on the Fund's financial statements.

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

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005

4.  Limited Partnership Agreement - Continued

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

  Redemptions - After holding the investment for a minimum of twelve months, a limited partner may request any or all of his investment be redeemed at the net asset value as of the end of a month. The written request must be received by the General Partner no less than ten days prior to a month end. Redemptions will generally be paid within twenty days of the effective month end. However, in various circumstances due to liquidity, etc. the General Partner may be unable to comply with the request on a timely basis. Effective January 1, 2004, redemption penalties are no longer charged.

5.  Fees

  Effective January 1, 2004, the Fund was charged the following fees:

  A monthly commission of 7% (annual rate) of the Fund's assets on deposit with the futures commission merchant to the Fund's Corporate General Partner. The Corporate General Partner was responsible for payments of brokerage commission and fees to the futures commission merchant.

  A quarterly incentive fee of 25% of "new net profits" paid to Clarke is unchanged.

  A monthly continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) was paid to the selling agent.

  Effective June 1, 2004, the monthly commission was changed from 7% to 11% and the continuing service fee was eliminated.

  Effective February 1, 2005, the Fund added a new CTA, NuWave. NuWave's quarterly incentive fee was 20% of "new net profits" and also received a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005. Effective October 1, 2007, NuWave ceased to be a CTA of the Fund.

  Effective February 6, 2006, the Corporate General Partner began paying 4% of the 11% of received brokerage commissions to FIC for serving as introducing broker to the Fund.

  Effective December 1, 2006, the Fund changed the monthly management fee to NuWave to a percentage based on the rate of trading assigned by NuWave and approved by the General Partner of up to 3% (annualized) on the first $2,000,000 in allocated equity and up to 2% on the allocated equity above $2,000,000. The incentive fee of 20% remained unchanged during the period over which NuWave served as CTA.

  Effective October 1, 2007, NuWave Investment Corp. was removed as a commodity trading advisor to the Fund and it ceased earning management and incentive fees.

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

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005


6.  Related Party Transactions - Continued

  Commissions and fees included in expense:

  						Year ended December 31,
					2007		2006		2005

  Ashley Capital Management, Inc.	$683,623	$747,549	$1,471,651
  Futures Investment Company		1,049,076	934,678		-

    Total related party expenses	$1,732,699	$1,682,227	$1,471,651

  Commissions and fees included in accrued expenses:

						December 31,
					2007		2006

  Ashley Capital Management, Inc.	$1,198		$4,482
  Futures Investment Company		6,146		3,531

    Total accrued expenses to
     related parties			$7,344		$8,013

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

7.  Partnership Unit Transactions

  As of December 31, 2007, 2006 and 2005 partnership units were valued at $4,175.12, $3,489.87 and $3,357.08 respectively.

  Transactions in partnership units were as follows:

 					 	Units						Amount
				2007		2006		2005		2007		2006		2005

Limited Partner Units
  Subscriptions			75.10		257.31		900.87		$281,915	$869,489	$2,739,224
  Redemptions			(486.83)	(398.62)	(200.88)	(1,747,881)	(1,304,883)	(597,653)
    Total			(411.73)	(141.31)	699.99		(1,465,966)	(435,394)	2,141,571

General Partner Units
  Subscriptions			-		-		-		-		-		-
  Redemptions			-		-		-		-		-		-
    Total			-		-		-		-		-		-

Total Units
  Subscriptions			75.10		257.31		900.87		281,915		869,489		2,739,224
  Redemptions			(486.83)	(398.62)	(200.88)	(1,747,881)	(1,304,883)	(597,653)
    Total			(411.73)	(141.31)	699.99		$(1,465,966)	$(435,394)	$2,141,571

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005


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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2007 and 2006 was $19,285,953 and $467,760, respectively, which equals approximately 103.5% and 2.7% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2007. Cash payments for these expenses are expected to be made prior to the end of the next fiscal quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the fund. At December 31, 2007 and 2006, $0 and $14,967,428, respectively, was invested in U.S. Treasury Bills, which approximates 0% and 88.0% of the Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 and $68,503,263 on long positions at December 31, 2007 and 2006, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005

8.  Trading Activities and Related Risks - Continued

  The net unrealized gains on open commodity futures contracts at December 31, 2007 and 2006 were $0 and $1,933,681, respectively.

  Open contracts generally mature within three months of December 31, 2007. There were no open futures contracts at December 31, 2007.

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

  At December 31, 2006, U.S. Government Treasury Bills were shown at market value on the Statement of Assets and Liabilities and were included as cash equivalents on the Statement of Cash Flows. Interest receivable of $34,073 at December 31, 2005 was reclassified as U.S. Treasury Bills and shown as cash equivalents in the Statement of Cash Flows for 2005.

10.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

  All financial instruments are subject to market risk, the risk that future changes in market conditions may make an instrument less valuable or more onerous. As the instruments are recognized at fair market value, those changes directly affect reported income.

  Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor's investment strategies.

  Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions.

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

                    Atlas Futures Fund, Limited Partnership

                       (A Delaware Limited Partnership)


                       Notes to the Financial Statements

             For the Years Ended December 31, 2007, 2006 and 2005

12.  Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

13.  Financial Highlights

  The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007, and 2006 and the previous three years. This information has been derived from information presented in the financial statements.

										Year to Date
						2007		2006		2005		2004		2003
  Performance per unit (3)
    Net unit value, beginning of the year	$3,489.87	$3,357.08	$2,731.41	$1,750.45	$1,311.50

    Net realized and unrealized gains and
     losses on  commodity transactions		1,365.97	505.12		1,206.19	1,573.93	735.70
    Investment and other income			151.43		139.17		80.59		27.57		18.43
    Expenses (1)				(832.15)	(511.50)	(661.11)	(620.54)	(315.18)

      Net increase for the year			685.25		132.79		625.67		980.96		438.95

        Net unit value at the end of the year	$4,175.12	$3,489.87	$3,357.08	$2,731.41	$1,750.45

  Net assets at the end of the year ($000)	$18,637		$17,015		$16,842		$11,791		$7,690
  Total return					19.64 %		3.94 %		22.91 %		56.04 %		33.47 %

  Number of units outstanding at the end of
   the year					4463.75		4875.48		5016.79		4316.80		4393.05

  Ratio to average net assets
    Investment and other income			4.14 %		4.22 %		2.57 %		1.23 %		1.10 %
    Expenses (2)				(22.47)%	(4.36)%		(10.19)%	(17.91)%	(10.33)%

  For the year ended December 31, 2007, total return are calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Includes brokerage commissions

(2) Excludes brokerage commissions for 2005 and prior years

(3) For the year ended 12/31/06 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the year ended December 31, 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                    Atlas Futures Fund, Limited Partnership

                  Affirmation of the Commodity Pool Operator

             For the Years Ended December 31, 2007, 2006 and 2005


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult				March 31, 2008
Michael Pacult	Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership