Form 10-Q
period 2008-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2008-05-20
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]   Accelerated filer [   ]
Non-accelerated filer   [X]     Smaller Reporting Company[   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2008 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Up to the end of September, 2007, the Fund had granted powers to two commodity trading advisors, Clarke Capital Management, Inc. and NuWave Investment Corp. Clarke traded approximately 80% of the Fund's equity made available for trading and NuWave traded the other 20%. During the last week of September, 2007, the General Partner advised NuWave that, effective October 1, 2007, it would terminate the Advisory Agreement and Power of Attorney and requested that NuWave liquidate all positions it had open on behalf of the Fund as of the last business day of September, 2007, or as soon as practical thereafter. The management and incentive fees paid to NuWave are, accordingly, no longer paid. Clarke Capital Management, Inc. remains the sole trading advisor to the Fund. The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The Fund assets consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more futures commission merchants (brokers) who hold and allocate the cash to use as margin to secure the trades made. See Subsequent Events, below for a description in how Fund assets are held. The futures held in the Fund accounts are valued at the market price on the close of business each day by the Futures Commission Merchant or Merchants that hold the Fund equity made available for trading. The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the first quarter 2008, the fixed costs of operation of the Fund include continuing offering costs, fixed brokerage commissions of 11%, and accounting and legal fees that must be paid before the limited partners may earn a profit on their investment.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 14, 2007 as supplemented November 13, 2007 until the balance, as of March 31, 2008, of $1,518,903 in face amount of Units are sold. As of March 31, 2008, of the $15,000,000 in Units registered, $13,481,097 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are responsible for the selection of trades. As evidenced by the increase in per unit value disclosed above, the CTAs have been successful. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

The initial start-up costs attendant to the sale of Units by use of a Prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2007, and the three months ended March 31, 2008 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $3,382,295 [$754.45 per Unit] and $587,809 [$120.84 per Unit] for the
three months ended March 31, 2008 and March 31, 2007, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2008 and March 31, 2007 were profits (losses) of $2,049,905 [$456.85 per Unit] and $4,559 [$0.30 per Unit], respectively. The net asset value ("NAV") per Unit as of March 31, 2008, was $4,631.97, an increase of 32.7% from the March 31, 2007 NAV per Unit of $3,490.17. The increase includes the intervening quarters of 2007.

The above described performance was primarily due to the trading of the commodity trading advisors that have traded for the Fund via their proprietary methods with the balance of the income from interest earned on deposits. If a large movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. Past performance is not necessarily indicative of future results.

Registrant's average net assets during the three months ended March 31, 2008 were approximately $19,250,532, an increase of 11.90% over average net assets during the three months ended March 31, 2007 of $17,203,962. The increase includes increases made during the intervening quarters of 2007. The increases in average net assets during the comparative three month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the three months ended March 31, 2008 and March 31, 2007 were $(326,201) and $(271,993), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the three months ended March 31, 2008 was $88,023, a 54.51% decrease over the interest income for the three months ended March 31, 2007 of $193,511. The decrease in interest income for the comparative three month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's Net Asset Value as of the end of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the three months ended March 31, 2008 were $534,749, a 12.31% increase over the commissions for three months ended March 31, 2007 of $476,121. The increase in commissions for the comparative three month periods was primarily due to increased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to a trading advisor that no longer trades for the Fund, which was calculated on the net asset value of the equity allocated to it to trade as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the historical management fee amounts. The trading advisor was removed as of October 1, 2007; accordingly, there were no management fees paid for the three months ended March 31, 2008. Management fees for the three months ended March 31, 2007 were $21,426.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current and historical incentive fees. Trading advisor incentive fees during the three months ended March 31, 2008 and March 31, 2007 were $831,418 and $192,018, respectively. The amounts are directly related to the trading performance of the trading advisors.

Operating expenses include accounting, audit, tax, and legal fees, as well as printing and postage costs related to reports sent to limited partners. Operating expenses during the three months ended March 31, 2008 and March 31, 2007 were $54,246 and $87,196, respectively. The decrease over the comparative three month periods was primarily due to changes in accountants that were in progress during the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2008.

Subsequent Events

On March 19, 2008, the Fund sent notice to the limited partners to advise that
(i) effective April 1, 2008, the Fund would have the right to diversify its cash equity for trading from being solely on deposit with clearing brokers to deposits at the brokers as well as in the name of the Fund outside of the clearing brokers in short term Treasury Bills and/or cash management funds holding only U.S. Treasuries; (ii) effective April 1, 2008, brokerage commissions that are currently charged as a percentage of assets on deposit with the clearing broker will be charged upon the assets intended to be used as equity for trading regardless of where they are deposited and what short-term investment is utilized, (iii) all other terms of the Fund's prospectus remain the same, and (iv) the above change in investment procedures will not increase the costs charged to the fund.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4T.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The Fund has no involvement in the claims against the FCM described above.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2007 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Atlas Futures Fund, Limited Partnership
				By Ashley Capital Management, Incorporated
				Its General Partner


				By:  /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
 				President, and Treasurer of the General Partner


Date:  May 20, 2008

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       THREE MONTHS ENDED MARCH 31, 2008

























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements





								Page

Report of Independent Registered Public Accounting Firm		F-2

Statements of Assets and Liabilities				F-3

Schedule of Investments - Cash and Securities - March 31, 2008	F-4

Schedule of Investments - Cash and Securities
 - December 31, 2007						F-5

Schedules of Investments - Futures Contracts - March 31, 2008	F-6

Statements of Operations					F-7

Statements of Changes in Net Assets				F-8

Statements of Cash Flows					F-9

Notes to Financial Statements				 F-10 - F-16

Affirmation of Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities, including the schedule of investments, of Atlas Futures Fund, Limited Partnership as of March 31, 2008 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership as of December 31, 2007 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 29, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2007 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 15, 2008




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

                                  (A Review)

							March 31,	December 31,
							2008		2007

Assets

Investments

  Equity in broker trading accounts

    Cash and cash equivalents at broker			$20,204,709	$19,285,953
    Net unrealized gain on open futures contracts	962,806		-

      Total equity in broker trading accounts		21,167,515	19,285,953

    Cash						56,654		47,167
    Money market fund					1,000		-
    Interest receivable					18,964		44,109

      Total assets					21,244,133	19,377,229

Liabilities

  Partner redemptions payable				2,038		53,817
  Accrued commissions payable to related parties	32,875		7,344
  Incentive fees payable				831,418		657,278
  Other accrued liabilities				17,387		22,080

    Total Liabilities					883,718		740,519

Net assets						$20,360,415	$18,636,710


Analysis of Net Assets

  Limited partners					$20,360,415	$18,636,710
  General partners					-		-

    Net assets (equivalent to $4,631.97 and
     $4,175.12 per unit)				$20,360,415	$18,636,710


Partnership units outstanding

  Limited partners units outstanding			4,395.63	4,463.75
  General partners units outstanding			-		-

    Total partnership units outstanding			4,395.63	4,463.75

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                March 31, 2008
                                   A Review


							 					 Fair Value		Percent
Description						Maturity Date	Face Value	Local Currency	U.S. Dollars	of Net Assets

Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
United States Markets									20,204,709	$20,204,709	99.24%

Total cash denominated in U.S. Dollars									20,204,709	99.24%

Total cash and cash equivalents denominated in U.S. Dollars						$20,204,709	99.24%


Money market fund (1,000.40 shares at $1 per share)					1,000		$1,000		0.00%

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2007



							 					 Fair Value		Percent
Description						Maturity Date	Face Value	Local Currency	U.S. Dollars	of Net Assets


Cash and cash equivalents in trading accounts:

Cash denominated in U.S. Dollars:
United States Markets									19,246,172	$19,246,172	103.27%

Total cash denominated in U.S. Dollars									19,246,172	103.27%

Total cash and cash equivalents denominated in U.S. Dollars						19,246,172	103.27%

Cash denominated in foreign currency:
Australian Dollar Markets - AUD								45,394		39,781		0.21%

Total cash denominated in foreign currency								39,781		0.21%

Total cash and cash equivalents										$19,285,953	103.48%

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                March 31, 2008
                                   A Review

  													Fair Value		Percent
												_____________________________	of Net Assets
Description							Expiration Date	Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts


United States commodity futures positions held long:
  CBOT Tnote 10Y						June 2008	99		128,391		$128,391
  IMM Euro FX							June 2008	99		556,256		556,256
  IMM Japanese Yen						June 2008	99		339,694		339,694
  IMM Mexican Peso						June 2008	99		33,175		33,175
  IPE Brent Crude						May 2008	99		(335,610)	(335,610)
  IMM Euro Dollar						September 2008	99		32,175		32,175

    Total United States Commodity Futures Positions								754,081		3.70%


      Total commodity futures positions held long								754,081		3.70%


United States commodity futures positions held short:
  CSC Coffee							May 2008	99		208,725		208,725		1.03%

    Total United States commodity futures positions held short							208,725		1.03%


      Total commodity futures positions held short								208,725		1.03%


        Total futures contracts											$962,806	4.73%

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

									 Three Months Ended
									      March 31,
									2008		2007

Investment income

  Interest income							$88,023		$193,511

          Total investment income					88,023		193,511

Expenses

  Commission expense							534,749		476,121
  Management fees							-		21,426
  Incentive fees							831,418		192,018
  Professional accounting and legal fees				34,000		82,112
  Other operating and administrative expenses				20,246		5,084

          Total expenses						1,420,413	776,761

          Net investment (loss)						(1,332,390)	(583,250)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments								3,289,355	437,626
    Foreign currency transactions					(869,866)	1,259,035

      Net realized gain from investments and foreign currency
       transactions							2,419,489	1,696,661

  Net increase (decrease) in unrealized appreciation (depreciation) from:
    Investments								962,806		(540,664)
    Translation of assets and liabilities in foreign currencies		-		(568,188)

      Net unrealized appreciation (depreciation) from investments and
       translation of assets and liabilities in foreign currencies	962,806		(1,108,852)

        Net realized and unrealized income from investments
         and foreign currency						3,382,295	587,809

          Net increase in net assets resulting from operations		$2,049,905	$4,559


Net income per unit (for a single unit outstanding during the entire period)
  Limited partnership unit						$456.85		$0.30
  General partnership unit						$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

									 Three Months Ended
									      March 31,
									2008		2007


Increase (decrease) in net assets from operations
  Net investment (loss)							$(1,332,390)	$(583,250)
  Net realized gain from investments and foreign currency transactions	2,419,489	1,696,661
  Net unrealized appreciation (depreciation) from investments and
   translation of assets and liabilities in foreign currencies		962,806		(1,108,852)

    Net increase in net assets resulting from operations		2,049,905	4,559

  Capital contributions from limited partners				52,021	53,789
  Distributions to limited partners					(378,222)	(325,782)

    Total increase in net assets					1,723,704	(267,434)

  Net assets at the beginning of the period				18,636,710	17,014,786

  Net assets at the end of the period					$20,360,415	$16,747,352

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

									 Three Months Ended
									      March 31,
									2008		2007

Cash Flows from Operating Activities

Net increase in net assets resulting from operations			$2,049,905	$4,559

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments		(962,806)	1,108,852
    (Increase) decrease in interest receivable				25,145		-
    Increase (decrease) in accrued commissions payable			25,531		3,977
    Increase (decrease) in accrued management and incentive fees	174,140		(21,584)
    Increase (decrease) in other payables and accruals			(4,693)		17,170

      Net cash provided by (used in) operating activities		1,307,222	1,112,974


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions			52,021		53,789
  Partner redemptions							(430,000)	(382,359)

    Net cash provided by (used in) financing activities			(377,979)	(328,570)

      Net increase (decrease) in cash and cash equivalents		929,243		784,404

      Cash and cash equivalents, beginning of period			19,333,120	15,491,218


      Cash and cash equivalents, end of period				$20,262,363	$16,275,622


End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker					$20,204,709	$16,105,473
  Cash									56,654		170,149
  Money market fund							1,000		-

   Total cash and cash equivalents					$20,262,363	$16,275,622

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)


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

Income Taxes - The Fund, a regulated investment company, is not required to provide a provision for income taxes. Each partner is individually liable for the tax on its share of income or loss. The Fund may be subject to state and local taxes in jurisdictions in which it operates. The Fund prepares a calendar year information tax return

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended March 31, 2008 and 2007.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

6.  Related Party Transactions

The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's CPO. Related party commissions and fees were as follows:

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

6.  Related Party Transactions - Continued

Commissions and fees included in expense:

 					Three Months Ended
 						March 31,
					2008		2007

Ashley Capital Management, Inc.		$193,598	$172,098
Futures Investment Company		284,529		269,165

  Total related party expenses		$478,127	$441,263

Commissions and fees included in accrued expenses:

					March 31,	December 31,
					2008		2007

Ashley Capital Management, Inc.		$13,075		$1,198
Futures Investment Company		19,800		6,146

Total accrued expenses to
 related parties			$32,875		$7,344

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

7.  Partnership Unit Transactions

As of March 31, 2008 and 2007, partnership units were valued at $4,631.97 and $3,490.17 respectively.

Transactions in partnership units were as follows:

						Units				Amount
					2008		2007		2008		2007

Limited Partner Units
  Subscriptions				11.48		14.79		$52,021		$53,789
  Redemptions				(79.60)		(91.84)		(378,222)	(325,782)
    Total				(68.12)		(77.05)		(326,201)	(271,993)

General Partner Units
  Subscriptions				-		-		-		-
  Redemptions				-		-		-		-
    Total				-		-		-		-

Total Units
  Subscriptions				11.48		14.79		52,021		53,789
  Redemptions				(79.60)		(91.84)		(378,222)	(325,782)
    Total				(68.12)		(77.05)		$(326,201)	$(271,993)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

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

Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2008 and December 31, 2007 was $20,204,709 and $19,285,953, respectively, which equals approximately 99.2% and 103.5% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2007. Cash payments for these expenses are expected to be made prior to the end of the next fiscal quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the fund. Beginning in the second quarter of 2008, the Fund plans to resume investing in U.S. Treasury Bills.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $82,471,022 and $0 on long positions at March 31, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

8.  Trading Activities and Related Risks - Continued

The net unrealized gains on open commodity futures contracts at March 31, 2008 and December 31, 2007 were $962,806 and $0, respectively.

Open contracts generally mature within three months of March 31, 2008 The latest maturity for open futures contracts is in September 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                  Three Months Ended March 31, 2008 and 2007
                                  (A Review)

11.  Indemnifications

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

12.  Financial Highlights

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007. This information has been derived from information presented in the financial statements.

							Three Months Ended
								March 31,
							2008		2007
Performance per unit (1)
  Net unit value, beginning of the period		$4,175.12	$3,489.87

  Net realized and unrealized gains and losses on
   commodity transactions				754.45		120.84
  Investment and other income				19.78		39.99
  Expenses						(317.38)	(160.53)

    Net increase for the period				456.85		0.30

      Net unit value at the end of the period		$4,631.97	$3,490.17

Net assets at the end of the period ($000)		$20,360		$16,747
Total return (2)					10.94 %		0.01 %

Number of units outstanding at the end of the period	4395.63		4,798.43

Ratio to average net assets
  Investment and other income (3)			1.84 %		4.48 %
  Expenses  (3)						(29.52)%	(7.00)%

For the quarters ended March 31, 2008 and 2007, total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

(2) Not annualized

(3) Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                  Three Months Ended March 31, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult				May 20, 2008
Michael Pacult	                		Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership