Form 10-Q
period 2008-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2008-08-14
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2008

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

Large accelerated filer	[ ]	Accelerated filer 		[ ]
Non-accelerated filer	[X]	Smaller Reporting Company 	[ ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2008 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund's inception. From February 1, 2005 through the end of September, 2007, the Fund also engaged NuWave Investment Corp as a trading advisor. Clarke traded approximately 80% of the Fund's equity made available for trading and NuWave traded the other 20%. During the last week of September, 2007, the General Partner advised NuWave that, effective October 1, 2007, it would terminate the Advisory Agreement and Power of Attorney and requested that NuWave liquidate all positions it had open on behalf of the Fund as of the last business day of September, 2007, or as soon as practical thereafter. The management and incentive fees paid to NuWave are, accordingly, no longer paid. Clarke Capital Management, Inc. remains the sole trading advisor to the Fund. The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. The partnership will maintain approximately 64% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner will maintain approximately 33% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Approximately 3% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the second quarter 2008, the fixed costs of operation of the Fund include continuing offering costs, fixed brokerage commissions of 11%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 13, 2008 until the balance, as of June 30, 2008, of $1,431,371 in face amount of Units are sold. See Subsequent Events at the end of this section. As of June 30, 2008, of the $15,000,000 in Units registered, $13,568,629 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisors and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner currently allocates approximately 97% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are responsible for the selection of trades. As evidenced by the increase in per unit value disclosed above, the Fund's CTAs have been successful overall. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2007, and the six months ended June 30, 2008 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $10,120,747 [$2,290.53 per Unit] and $1,960,279 [$407.33 per Unit] for
the six months ended June 30, 2008 and June 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2008 and June 30, 2007 were profits (losses) of $6,497,450 [$1,469.49 per Unit] and $760,188 [$159.31per Unit], respectively. The net asset value ("NAV") per Unit as of June 30, 2008, was $5,644.61, an increase of 54.68% from the June 30, 2007 NAV per Unit of $3,649.18. The increase includes the intervening quarters of 2007.

The above described performance was primarily due to the trading of Clarke Capital Management, currently the sole commodity trading advisor that trades for the Fund via its proprietary method, with the balance of the income from interest earned on deposits. If a large movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. Past performance is not necessarily indicative of future results.

Registrant's average net assets during the six months ended June 30, 2008 were approximately $21,189,971, an increase of 24.31% over average net assets during the six months ended June 30, 2007 of $17,046,105. The increase includes increases made during the intervening quarters of 2007. The increases in average net assets during the comparative six month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the six months ended June 30, 2008 and June 30, 2007 were $(406,475) and $(740,128), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the six months ended June 30, 2008 was $155,712, a 57.93% decrease over the interest income for the six months ended June 30, 2007 of $370,113. The decrease in interest income for the comparative six month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the six months ended June 30, 2008 were $1,176,008, a 25.47% increase over the commissions for the six months ended June 30, 2007 of $937,256. The increase in commissions for the comparative six month periods was primarily due to increased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to a trading advisor that no longer trades for the Fund, which was calculated on the net asset value of the equity allocated to it to trade as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the historical management fee amounts. The trading advisor was removed as of October 1, 2007; accordingly, there were no management fees paid for the six months ended June 30, 2008. Management fees for the six months ended June 30, 2007 were $42,782.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current and historical incentive fees. Trading advisor incentive fees during the six months ended June 30, 2008 and June 30, 2007 were $2,505,271 and $451,078, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the six months ended June 30, 2008 and June 30, 2007 were $97,730 and $139,088, respectively. The decrease over the comparative six month periods was primarily due to changes in accountants that were in progress during the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2008.

Subsequent Events

By its post effective amendment to its registration statement on Form S-1 filed June 24, 2008, the Fund updated its prospectus to include up-to-date performance and financials as well as to include the disclosures sent to partners via Notices since the last update of the prospectus. Such amendment went effective August 13, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ("MFG"), (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has disclosed following described reportable events. Neither the Fund nor the General Partner is a party to any of these events and they are included in reliance upon a report supplied by MFG without verification by the General Partner.
MFG has represented to the General Partner that that none of the events it has reported below will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Managing Member, the Trading Advisor and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MF Global's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

In May 2007, MFG and two of its employees received what is commonly referred to as a "Wells notice" from the staff of the Division of Enforcement of the CFTC. The notice relates to two trades MFG executed in 2004 for a customer and reported to NYMEX. The notice indicates that the Division of Enforcement is considering recommending to the CFTC that a civil proceeding be commenced against MFG and the two employees, in which the CFTC would assert that MFG and the two employees violated Section 9(a)(4) of the Commodity Exchange Act, which generally prohibits any person from willfully making any false, fictitious, or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any false, fictitious, or fraudulent statement to a board of trade. The Division of Enforcement staff contends that MFG and the individuals presented or participated in the submission of information to NYMEX that falsely represented the dates on which the trades in question occurred. MFG and the individuals dispute these contentions. It is not yet certain what action the CFTC will take, but see the reference to a $10.0 million accrual above.

Additionally, MF Global is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorney's Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker is a target of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:					Atlas Futures Fund, Limited Partnership
						By Ashley Capital Management, Incorporated
						Its General Partner


						By: 	/s/ Michael Pacult
							Mr. Michael Pacult
							Sole Director, Sole Shareholder,
 							President, and Treasurer of the
General Partner

Date:  August 14, 2008

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                        SIX MONTHS ENDED JUNE 30, 2008

























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Index to the Financial Statements





									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - June 30, 2008		F-4

  Schedule of Investments - Cash and Securities - December 31, 2007	F-5

  Schedules of Investments - Futures Contracts - June 30, 2008		F-6

  Statements of Operations						F-7

  Statements of Changes in Net Assets					F-8

  Statements of Cash Flows						F-9

  Notes to Financial Statements					 F-10 - F-16

  Affirmation of Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities, including the schedule of investments, of Atlas Futures Fund, Limited Partnership as of June 30, 2008 and the related statements of operations, changes in net assets and cash flows for the three months and six months ended June 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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
Lincolnshire, Illinois
August 11, 2008




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								(A Review)
								June 30,	December 31,
 								2008		2007

Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker			$16,323,689	$19,285,953
      Net unrealized gain on open futures contracts		57,750		-

        Total equity in broker trading accounts			16,381,439	19,285,953

  U.S. Treasury Bills (cost $9,963,853 and $0)			9,986,095	-

  Cash								118,136		47,167
  Money market fund						1,004		-
  Interest receivable						14,477		44,109

  Total assets							26,501,151	19,377,229

Liabilities

  Partner redemptions payable					37,988		53,817
  Accrued commissions payable to related parties		39,673		7,344
  Incentive fees payable					1,673,853	657,278
  Other accrued liabilities					21,952		22,080

            Total liabilities					1,773,466	740,519

Net assets							$24,727,685	$18,636,710


Analysis of net assets

  Limited partners						$24,727,685	$18,636,710
  General partners						-		-

    Net assets (equivalent to $5,644.61 and $4,175.12 per unit)	$24,727,685	$18,636,710


Partnership units outstanding

  Limited partners units outstanding				4,380.76	4,463.75
  General partners units outstanding				-		-

    Total partnership units outstanding				4,380.76	4,463.75

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2008
                                  (A Review)

  											Fair Value		Percent
Description			Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

Cash equivalents denominated in U.S. dollars:
  United States Treasury Bill	July 2008	$4,986,603	$5,000,000	4,997,470	$4,997,470	20.21%
  United States Treasury Bill	August 2008	4,977,250	5,000,000	4,988,625	4,988,625	20.17%
   						$9,963,853	$10,000,000			9,986,095	40.38%


Cash and cash equivalents in trading accounts:

Cash denominated in U.S. dollars:
  United States markets								16,323,689	16,323,689	66.01%

    Total cash denominated in U.S. dollars							16,323,689	66.01%

      Total cash and cash equivalents denominated in U.S. dollars				$26,309,784	106.39%


Money market fund (1,004.25 shares at $1 per share)					1,004	$1,004		0.00%

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

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2008
                                   A Review

  												Fair Value		Percent
Description						Expiration Date	Contracts	Local Currency	U.S. Dollars	of Net Assets

Net unrealized gain on open futures contracts

  United States commodity futures positions held long:
  IMM British Pounds					September 2008	220		57,750		$57,750

  Total United States commodity futures positions							57,750		0.23%


  Total commodity futures positions held long								57,750		0.23%


  Total futures contracts										$57,750		0.23%


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                   (A Review)

  									Three Months Ended June 30,	Six Months Ended June 30,
  									2008		2007		2008		2007

Investment income

  Interest income							$67,689		$176,602	$155,712	$370,113

     Total investment income						67,689		176,602		155,712		370,113

Expenses

  Commission expense							641,259		461,135		1,176,008	937,256
  Management fees							-		21,356		-		42,782
  Incentive fees							1,673,853	259,060		2,505,271	451,078
  Professional accounting and legal fees				42,000		43,874		76,000		125,985
  Other operating and administrative expenses				1,484		8,018		21,730		13,103

    Total expenses							2,358,596	793,443		3,779,009	1,570,204

      Net investment (loss)						(2,290,907)	(616,841)	(3,623,297)	(1,200,091)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments								7,643,508	1,286,540	10,932,863	1,724,166
    Foreign currency transactions					-		726,663		(869,866)	1,985,698

      Net realized gains from investments and
       foreign currency transactions					7,643,508	2,013,203	10,062,997	3,709,864

  Net increase (decrease) in unrealized appreciation (depreciation) on:
    Investments								(905,056)	(666,355)	57,750		(1,207,019)
    Translation of assets and liabilities in foreign currencies		-		25,622		-		(542,566)

      Net increase (decrease) in unrealized appreciation
       (depreciation) on investments and translation of assets and
       liabilities in foreign currencies				(905,056)	(640,733)	57,750		(1,749,585)

        Net realized and unrealized income from investments
         and foreign currency						6,738,452	1,372,470	10,120,747	1,960,279

          Net increase in net assets resulting from operations		$4,447,545	$755,629	$6,497,450	$760,188


Net income per unit (for a single unit outstanding during the entire period)
  Limited partnership unit						$1,012.64	$159.01		$1,469.49	$159.31
  General partnership unit						$-		$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

  										Six Months Ended
  											June 30,
  										2008		2007


Increase (decrease) in net assets from operations
  Net investment (loss)								$(3,623,297)	$(1,200,091)
  Net realized gain from investments and foreign currency transactions		10,062,997	3,709,864
  Net unrealized appreciation (depreciation) from investments and translation	57,750		(1,749,585)
    of assets and liabilities in foreign currencies
  Net increase in net assets resulting from operations				6,497,450	760,188

  Capital contributions from limited partners					140,882		116,332
  Distributions to limited partners						(547,357)	(856,460)

    Total increase in net assets						6,090,975	20,060

  Net assets at the beginning of the period					18,636,710	17,014,786

  Net assets at the end of the period						$24,727,685	$17,034,846

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

  										Six Months Ended
  											June 30,
  										2008		2007


Cash Flows from Operating Activities

Net increase in net assets resulting from operations				$6,497,450	$760,188

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized appreciation (depreciation) on investments			(57,750)	1,749,584
    (Increase) decrease in interest receivable					29,632		(50,882)
    (Increase) decrease in prepaid fees						-		(7,582)
    Increase (decrease) in accrued commissions payable				32,329		(1,601)
    Increase (decrease) in accrued management and incentive fees		1,016,575	45,387
    Increase (decrease) in other payables and accruals				(128)		12,146


      Net cash provided by (used in) operating activities			7,518,108	2,507,240


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				140,882		116,332
  Partner redemptions								(563,186)	(746,768)

    Net cash provided by (used in) financing activities				(422,304)	(630,436)

      Net increase (decrease) in cash and cash equivalents			7,095,804	1,876,804

      Cash and cash equivalents, beginning of period				19,333,120	15,491,218


      Cash and cash equivalents, end of period					$26,428,924	$17,368,022


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$16,323,689	$17,362,542
    Treasury Bills								$9,986,095	$-
    Cash									118,136		5,480
    Money market fund								1,004		-

      Total cash and cash equivalents						$26,428,924	$17,368,022

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)


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

  Income Taxes - The Fund, a regulated investment company, is not required to provide a provision for income taxes. Each partner is individually liable for the tax on its share of income or loss. The Fund may be subject to state and local taxes in jurisdictions in which it operates. The Fund prepares a calendar year information tax return


  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, U.S. Treasury Bills and money market funds to be cash equivalents. Net cash provided by operating activities include no cash payments for interest or income taxes for the periods ended June 30, 2008 and 2007.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

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

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. While FAS 157 does not require any new fair value measurements, for some entities, the application of FAS 157 may change current practice. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of FAS 157 did not have a material impact on the Fund's financial statements.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

6.  Related Party Transactions - Continued

  Commissions and fees included in expense:

							   Six Months Ended
								June 30,
							2008		2007

  Ashley Capital Management, Inc.			$426,783	$339,268
  Futures Investment Company				649,562		520,821

  Total related party expenses				$1,076,345	$860,089

  Commissions and fees included in accrued expenses:

 							June 30,	December 31,
							2008		2007

  Ashley Capital Management, Inc.			$20,266		$1,198
  Futures Investment Company				19,407		6,146

  Total accrued expenses to related parties		$39,673		$7,344

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

7.  Partnership Unit Transactions

  As of June 30, 2008 and 2007, partnership units were valued at $5,644.61 and $3,649.18. respectively.

  Transactions in partnership units were as follows:

  Units	Amount
  				2008		2007		2008		2007

  Limited Partner Units
  Subscriptions			28.11		32.44		$140,882	$116,332
  Redemptions			(111.10)	(239.79)	(547,357)	(856,460)
  Total				(82.99)		(207.35)	(406,475)	(740,128)

  General Partner Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Total				-		-		-		-

  Total Units
  Subscriptions			28.11		32.44		140,882		116,332
  Redemptions			(111.10)	(239.79)	(547,357)	(856,460)
  Total				(82.99)		(207.35)	$(406,475)	$(740,128)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

8.  Trading Activities and Related Risks

  The Fund is engaged in speculative trading of U.S. and foreign futures contracts in commodities. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

  A certain portion of cash in trading accounts is pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2008 and December 31, 2007 was $16,323,689 and $19,285,953, respectively, which equals approximately 66.0% and 103.5% of Net Asset Value, respectively.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $27,251,125 and $0 on long positions at June 30, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

8.  Trading Activities and Related Risks - Continued

  The net unrealized gains on open commodity futures contracts at June 30, 2008 and December 31, 2007 were $57,750 and $0, respectively.

  Open contracts generally mature within three months of June 30, 2008 The latest maturity for open futures contracts is in September 2008. However, the Fund intends to close all contracts prior to maturity.

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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of financial condition at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                    Six Months Ended June 30, 2008 and 2007
                                  (A Review)

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


12.  Financial Highlights

								Three Months Ended June 30,	Six Months Ended June 30,
 								2008		2007		2008		2007
  Performance per unit (1)
    Net unit value, beginning of the period			$4,631.97	$3,490.17	$4,175.12	$3,489.87

    Net realized and unrealized gains and losses on
     commodity transactions					1,536.07	285.33		2,290.53	407.33
    Investment and other income					15.44		36.17		35.23		76.49
    Expenses							(538.87)	(162.49)	(856.27)	(324.51)

      Net increase for the period				1,012.64	159.01		1,469.49	159.31

        Net unit value at the end of the period			$5,644.61	$3,649.18	$5,644.61	$3,649.18

  Net assets at the end of the period ($000)			$24,728		$17,035		$24,728		$17,035
  Total return (2)						21.86%		4.37%		35.20%		4.42%

  Number of units outstanding at the end of the period		4,380.76	4,668.13	4,380.76	4,668.13

  Ratio to average net assets
    Investment and other income (3)				1.20%		4.08%		1.46%		4.30%
    Expenses  (3)						-41.16%		-7.69%		-35.66%		-7.36%

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1) For the quarter ended June 30, 2008 Investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period. For the quarter ended June 30, 2007 investment and other income and expenses are calculated using the average number of units outstanding during the period. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

  (2) Not annualized

  (3) Annualized

                    Atlas Futures Fund, Limited Partnership
                    Affirmation of Commodity Pool Operator
                    Six Months Ended June 30, 2008 and 2007


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult					August 14, 2008
  Michael Pacult	          			Date
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership