Form 10-Q
period 2008-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2008-11-19
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2008

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

Large accelerated filer [   ]     Accelerated filer         [   ]
Non-accelerated filer 	[ X ]     Smaller Reporting Company [   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2008 are attached hereto at page F-1 and made a part hereof.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. By its post effective amendment to its registration statement on Form S-1 filed June 24, 2008, the Fund updated its prospectus to include up-to-date performance and financials as well as to include the disclosures sent to partners via Notices since the last update of the prospectus. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 13, 2008 until the balance, as of September 30, 2008, of $1,262,970 in face amount of
Units are sold.    As of September 30, 2008, of the $15,000,000 in Units
registered, $13,737,030 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2007, and the nine months ended September 30, 2008 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $8,358,283 [$1888.23 per Unit] and $3,587,668[$786.16 per Unit] for the
nine months ended September 30, 2008 and September 30, 2007, respectively. The Fund's results after payment and accrual of expenses for the nine months ended September 30, 2008 and September 30, 2007 were profits (losses) of $4,119,748 [$928.11 per Unit] and $1,479,274 [$325.97 Unit], respectively.
The net asset value ("NAV") per Unit as of September 30, 2008, was $5,103.23, an increase of 33.74% from the September 30, 2007 NAV per Unit of $3,815.84. The increase includes the intervening quarters of 2007.

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

Registrant's average net assets during the nine months ended September 30, 2008 were approximately $21,945,754, an increase of 29.15% over average net assets during the nine months ended September 30, 2007 of $16,992,064. The increase includes increases made during the intervening quarters of 2007. The increases in average net assets during the comparative nine month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the nine months ended September 30, 2008 and September 30, 2007 were $(380,336) and $(1,374,200), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the nine months ended September 30, 2008 was $244,845, a 56.41% decrease over the interest income for the nine months ended September 30, 2007 of $561,691. The decrease in interest income for the comparative nine month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the nine months ended September 30, 2008 were $1,834,697, a 32.44% increase over the commissions for the nine months ended September 30, 2007 of $1,385,287. The increase in commissions for the comparative nine month periods was primarily due to increased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to a trading advisor that no longer trades for the Fund, which was calculated on the net asset value of the equity allocated to it to trade as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the historical management fee amounts. The trading advisor was removed as of October 1, 2007; accordingly, there were no management fees paid for the nine months ended September 30, 2008. Management fees for the nine months ended September 30, 2007 were $63.946.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current and historical incentive fees. Trading advisor incentive fees during the nine months ended September 30, 2008 and September 30, 2007 were $2,505,271 and $1,030,459, respectively.
The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the nine months ended September 30, 2008 and September 30, 2007 were $143,411 and $170,393, respectively. The decrease over the comparative nine month periods was primarily due to changes in accountants that were in progress during the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Atlas Futures Fund, Limited Partnership
				By Ashley Capital Management, Incorporated
				Its General Partner


				By: /s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
 				President, and Treasurer of the General Partner

Date:  November 19, 2008

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     NINE MONTHS ENDED SEPTEMBER 30, 2008

























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)


                       Index to the Financial Statements


									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - September 30, 2008	F-4

Schedule of Investments - Cash and Securities - December 31, 2007	F-5

Schedule of Investments - Futures Contracts - September 30, 2008	F-6

Statements of Operations						F-7

Statements of Changes in Net Assets					F-8

Statements of Cash Flows						F-9

Notes to Financial Statements					 F-10 - F-16

Affirmation of the Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have reviewed the accompanying statements of assets and liabilities, including the schedule of investments, of Atlas Futures Fund, Limited Partnership as of September 30, 2008 and the related statements of operations for the three and nine months ended September 30, 2008 and 2007, and changes in net assets and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements are the responsibility of the Partnership's management.

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
Lincolnshire, Illinois
November 18, 2008




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

											(A Review)
											September 30,	December 31,
											2008		2007

Assets

	Investments

	Equity in broker trading accounts

	Cash and cash equivalents at broker						$7,339,711	$19,285,953
	Net unrealized gain on open futures contracts					9,017		-

	Total equity in broker trading accounts						7,348,728	19,285,953

	U.S. Treasury Bills (cost $14,932,003. and $0)					14,984,294	-

	Cash										129,179		47,167
	Money market fund								1,008		-
	Interest receivable								5,714		44,109

	Total assets									22,468,923	19,377,229

Liabilities

	Partner redemptions payable							11,023		53,817
	Accrued commissions payable to related parties					51,625		7,344
	Incentive fees payable								-		657,278
	Other accrued liabilities							30,152		22,080

	Total Liabilities								92,800		740,519

Net assets										$22,376,123	$18,636,710


Analysis of net assets

	Limited partners								$22,376,123	$18,636,710
	General partners								-		-

	Net assets (equivalent to $5,103.23 and $4,175.12 per unit)			$22,376,123	$18,636,710


Partnership units outstanding

	Limited partners units outstanding						4,384.70	4,463.75
	General partners units outstanding						-		-

	Total partnership units outstanding						4,384.70	4,463.75

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2008
                                  (A Review)

												Fair Value		Percent
Description				Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
United States Treasury Bill		October-08	$4,975,986	$5,000,000	4,999,466	$4,999,466
United States Treasury Bill		October-08	4,979,652	5,000,000	4,996,383	4,996,383
United States Treasury Bill		November-08	4,976,365	5,000,000	4,988,445	4,988,445
  Total United States Treasury Bills			$14,932,003	$15,000,000			$14,984,294	66.97%


Cash and cash equivalents in trading accounts:
United States Markets									7,430,924	$7,430,924

  Total cash and cash equivalents in trading accounts denominated in U.S. Dollars			7,430,924	33.21%

Cash denominated in foreign currency:
Euro Markets - Euro									(64,725)	(91,213)

  Total cash denominated in foreign currency								(91,213)	-0.41%

  Total cash and cash equivalents in trading accounts							$7,339,711	32.80%


Money market fund (1,007.71 shares at $1 per share)					1,008		$1,008		0.00%



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

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2008
                                    A Review

														Percent
											Fair Value		of Net Assets
Description				Expiration Date		Contracts	Local Currency	USD

Net unrealized gain (loss) on open futures contracts

Euro commodity futures positions held long:
EURX EUROBOBL				December 2008		202		(41,620)	$(58,653)	-0.26%


United States commodity futures positions held short:
IMM CANADIAN				December 2008		101		67,670		$67,670		0.30%



	Net commodity futures positions								$9,017		0.04%

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations
                                   (A Review)

										Three Months Ended September 30,  Nine Months Ended September 30,
										2008		2007		2008		2007

Investment income

	Interest income								$89,133		$191,578	$244,845	$561,691

	Total investment income							89,133		191,578		244,845		561,691

Expenses

	Commission expense							658,689		448,031		1,834,697	1,385,287
	Management fees								-		21,164		-		63,946
	Incentive fees								-		579,381		2,505,271	1,030,459
	Professional accounting and legal fees					39,500		30,424		115,500		156,409
	Other operating and administrative expenses				6,181		881		27,911		13,984

	Total expenses								704,370		1,079,881	4,483,379	2,650,085

	Net investment (loss)							(615,237)	(888,303)	(4,238,534)	(2,088,394)

Realized and unrealized gain (loss) from investments and foreign currency

	Net realized gain (loss) from:
	  Investments								(1,283,434)	2,265,090	9,649,429	3,989,256
	  Foreign currency transactions						(430,297)	(759,005)	(1,300,163)	1,226,693

	    Net realized gain (loss) from investments and
	     foreign currency transactions					(1,713,731)	1,506,085	8,349,266	5,215,949

	Net increase (decrease) in unrealized appreciation (depreciation) on:
	 Investments								9,920		148,727		67,670		(1,058,292)

	  Translation of assets and liabilities in foreign currencies		(58,653)	(47,423)	(58,653)	(589,989)

	    Net increase (decrease) in unrealized appreciation (depreciation) on
	     investments and translation of assets and liabilities in foreign
	     currencies								(48,733)	101,304		9,017		(1,648,281)

	      Net realized and unrealized income (loss) from investments
	       and foreign currency						(1,762,464)	1,607,389	8,358,283	3,567,668

	        Net increase (decrease) in net assets resulting from operations	$(2,377,701)	$719,086	$4,119,749	$1,479,274


Net income (loss) per unit (for a single unit outstanding during the entire period)
	Limited partnership unit						$(541.38)	166.66		$928.11		$325.97
	General partnership unit						$-		$-		$-		$-

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										Nine Months Ended
										September 30,
										2008		2007


Increase (decrease) in net assets from operations
  Net investment (loss)								$(4,238,534)	$(2,088,394)
  Net realized gain from investments and foreign currency transactions		8,349,266	5,215,949
  Net increase (decrease) in unrealized appreciation (depreciation) on
   investments and translation of assets and liabilities in foreign currencies	9,017		(1,648,281)
  Net increase in net assets resulting from operations				4,119,749	1,479,274

  Capital contributions from limited partners					311,647		179,561
  Redemptions by limited partners						(691,983)	(1,553,761)

	Total increase in net assets						3,739,413	105,074

  Net assets at the beginning of the period					18,636,710	17,014,786

  Net assets at the end of the period						$22,376,123	$17,119,860

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Nine Months Ended
										September 30,
										2008		2007

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$4,119,749	$1,479,274

Adjustments to reconcile net increase in net assets from operations to net cash provided by operating activities:

	Changes in operating assets and liabilities:

	Unrealized appreciation (depreciation) on investments			(9,017)		1,648,281
	(Increase) decrease in interest receivable				38,395		(48,804)
	(Increase) in prepaid fees						-		(18,038)
	Increase (decrease) in accrued commissions payable			44,281		(7,519)
	Increase (decrease) in accrued management and incentive fees		(657,278)	365,518
	Increase in other payables and accruals					8,072		8,351


	  Net cash provided by operating activities				3,544,202	3,427,063


Cash Flows from Financing Activities

	Proceeds from sale of units, net of sales commissions			311,647		179,561
	Partner redemptions							(734,777)	(1,460,812)

	  Net cash (used in) financing activities				(423,130)	(1,281,251)

	    Net increase in cash and cash equivalents				3,121,072	2,145,812

	    Cash and cash equivalents, beginning of period			19,333,120	15,491,218


	    Cash and cash equivalents, end of period				$22,454,192	$17,637,030


	End of period cash and cash equivalents consist of:

	  Cash and cash equivalents at broker					$7,339,711	$17,419,036
	  Treasury Bills							14,984,294	-
	  Cash									129,179		217,994
	  Money market fund							1,008		-

	    Total cash and cash equivalents					$22,454,192	$17,637,030

     The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)


1.  Nature of the Business

	Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. ("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. As of September 30, 2007, the sole registered commodity trading advisor ("CTA") of the fund was Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business. From February 1, 2005 until October 1, 2007, NuWave Investment Corp. ("NuWave") also served as CTA. The CTAs have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

	Income Taxes - The Fund, a regulated investment company, is not required to provide a provision for income taxes. Each partner is individually liable for the tax on its share of income or loss. The Fund may be subject to state and local taxes in jurisdictions in which it operates. The Fund prepares a calendar year information tax return


	Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash and money market funds to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the periods ended September 30, 2008 and 2007.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

6.  Related Party Transactions

	The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's individual CPO and president of the corporate CPO. Related party commissions and fees were as follows:

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

6.  Related Party Transactions - Continued

	Commissions and fees included in expense:

								Nine Months Ended
								September30,
							2008		2007

	Ashley Capital Management, Inc.			$665,901	$501,177
	Futures Investment Company			1,041,045	768,010

	Total related party expenses			$1,706,946	$1,269,187

	Commissions and fees included in accrued expenses:

							September 30,	December 31,
							2008		2007

	Ashley Capital Management, Inc.			$18,928		$494
	Futures Investment Company			32,697		-

	Total accrued expenses to related parties	$51,625		$494

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

7.  Partnership Unit Transactions

	As of September 30, 2008 and 2007, partnership units were valued at $5,103.41 and $3.815.84. respectively.

	Transactions in partnership units were as follows:

						Units				Amount
					2008		2007		2008		2007

	Limited Partner Units
	Subscriptions			59.40		49.59		$311,647	$179,561
	Redemptions			(138.45)	(438.54)	(691,983)	(1,553,761)
	  Total				(79.05)		(388.95)	(380,336)	(1,374,200)

	General Partner Units
	Subscriptions			-		-		-		-
	Redemptions			-		-		-		-
	  Total				-		-		-		-

	Total Units
	Subscriptions			59.40		49.59		311,647		179,561
	Redemptions			(138.45)	(438.54)	(691,983)	(1,553,761)
	  Total				(79.05)		(388.95)	$(380,336)	$(1,374,200)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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

	Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2008 and December 31, 2007 was $7,339,711 and $19,285,953, respectively, which equals approximately 32.8% and 103.5% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2007. Cash payments for these expenses were made prior to the end of the subsequent fiscal quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

	Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $40,753,688. and $0 on long positions at September 30, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

8.  Trading Activities and Related Risks - Continued

	The net unrealized gains on open commodity futures contracts at September 30, 2008 and December 31, 2007 were $9,017. and $0, respectively.

	Open contracts generally mature within three months of September 30, 2008 The latest maturity for open futures contracts is in December 2008. However, the Fund intends to close all contracts prior to maturity.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                 Nine Months Ended September 30, 2008 and 2007
                                  (A Review)

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


12.  Financial Highlights

								Three Months Ended September 30,  Nine Months Ended September 30,
								2008		2007		2008		2007
	Performance per unit (1)
	  Net unit value, beginning of the period		$5,644.61	$3,649.18	$4,175.12	$3,489.87

	  Net realized and unrealized gain (loss) on
	   commodity transactions				(402.29)	372.54		1,888.23	786.16
	  Investment and other income				20.36		44.40		55.58		123.77
	  Expenses						(159.45)	(250.28)	(1,015.70)	(583.97)

	    Net increase (decrease) for the period		(541.38)	166.66		928.11		325.97

	      Net unit value at the end of the period		$5,103.23	$3,815.84	$5,103.23	$3,815.84

	Net assets at the end of the period ($000)		$22,376		$17,120		$22,376		$17,120
	Total return (2)					-9.59%		4.57%		22.23%		9.34%

	Number of units outstanding at the end of the period	4,384.70	4,486.53	4,384.70	4,486.53

	Ratio to average net assets
	  Investment and other income (3)			1.49%		4.66%		1.49%		4.41%
	  Expenses  (3)						-11.76%		-26.29%		-27.24%		-20.79%

	Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


	(1) For the quarter ended September 30, 2008 and 2007, investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

	(2) Not annualized

	(3) Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                Nine Months Ended September 30, 2008 and 2007


********************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


/s/ Michael Pacult					November 19, 2008
Michael Pacult						Date
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership