Form 10-K
period 2008-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2009-03-31
CIK 865549

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from  	 to
Commission file number  333-53111

                   ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware				51-0380494
	State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization		Identification No.)

   505 Brookfield Drive, Dover, DE 		19901
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None				None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Seq 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998 through 2007 at Registration Nos. 333-61217, 333-53111 and 333-59976.

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

 By its post effective amendment to its registration statement on Form S-1 filed June 24, 2008, the Fund updated its prospectus to (i) include up-to-date performance and financials, (ii) provide notice that, effective April 1, 2008, the Fund would have the right to diversify its cash equity for trading from being solely on deposit with clearing brokers to deposits at the brokers as well as in the name of the Fund outside of the clearing brokers in short term Treasury Bills and/or cash management funds holding only U.S. Treasuries, and
(iii) provide notice that also, effective April 1, 2008, brokerage commissions that were currently charged as a percentage of assets on deposit with the clearing broker would be charged upon the assets intended to be used as equity for trading regardless of where they are deposited and what short-term investment is utilized.

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

The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated August 13, 2008 (the "Prospectus"), as it may be amended in the future, until the balance of un-issued registered securities, $1,164,400, as of December 31, 2008, is sold or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant
(FCM), used for other investments, and held in bank accounts to pay current obligations. The Fund maintains approximately 61% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity. Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 38% of our net assets with the futures commission merchant for margin for trading by the trading advisor. Approximately 1% of the previous month's net assets are retained in the Fund's bank accounts to pay expenses and redemptions. MF Global Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

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

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the Fund, General Partner and the Trading Advisor that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2004 to December 31, 2008.

									Years Ended December 31,
						2008		2007		2006		2005		2004
Performance per unit (3)
  Net unit value, beginning of the year		$4,175.12	$3,489.87	$3,357.08	$2,731.41	$1,750.45

  Net realized and unrealized gain (loss) on
   commodity transactions			2,355.63	1,365.97	505.12		1,206.19	1,573.93
  Investment and other income			64.59		151.43		139.17		80.59		27.57
  Expenses  (1)					(1,190.58)	(832.15)	(511.50)	(661.11)	(620.54)

    Net increase for the year			1,229.64	685.25		132.79		625.67		980.96

      Net unit value at the end of the year	$5,404.76	$4,175.12	$3,489.87	$3,357.08	$2,731.41

Net assets at the end of the year ($000)	$22,691		$18,637		$17,015		$16,842		$11,791
Total return (1)				29.45 %		19.64 %		3.94 %		22.91 %		56.04 %

Number of units outstanding at the end of the
 year						4,198.35	4,463.75	4,875.48	5,016.79	4,316.80

Ratio to average net assets
  Investment and other income (3)		1.30 %		4.14 %		4.22 %		2.57 %		1.23 %
  Expenses  (2)					(24.03)%	(22.47)%	(4.36)%		(10.19)%	(17.91)%

Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


For the year ended December 31, 2008 and 2007, investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the year.

(1) Includes brokerage commissions


(2) Excludes brokerage commissions for 2005 and prior years


(3) For the year ended December 31, 2006 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2008 and 2007:

							 	2008								2007
					1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain	 		3,382,295	6,738,452	(1,762,464)	2,045,462  	587,809 	1,372,470 	1,607,389 	2,667,635
Net Income (Loss)			2,049,905	4,447,545	(2,377,701)	1,341,430	4,559 	  	755,629 	719,086 	1,608,616
Net Income (Loss) per limited
 partnership unit	     		456.85	   	1,012.64 	(541.38)	301.53	   	0.30 	 	159.01 	 	166.66 	 	359.28
Net Income (Loss) per general
 partnership unit (if any)		-		-		-		-	   	- 	   	- 	   	- 	   	-
Net asset value per partnership
 unit at the end of period.  		4,631.97	5,644.61	5,103.23	5,404.76	3,490.17 	3,649.18 	3,815.84 	4,175.12

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

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., approximately 99% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000 through 2008 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $10,403,745[$2355.63 per Unit] and $6,235,303[$1365.97per Unit] for the
twelve months ended December 31, 2008 and December 31, 2007, respectively.
The Fund's results after payment and accrual of expenses for the twelve months ended December 31, 2008 and December 31, 2007 were profits (losses) of $5,461,179[$1229.64 per Unit] and $3,087,890 [$685.25 Unit], respectively.
The net asset value ("NAV") per Unit as of December 31, 2008, was $5,404.76, an increase of 29.45% from the December 31, 2007 NAV per Unit of $4,175.12.

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

Registrant's average net assets during the twelve months ended December 31, 2008 were approximately $21,745,174, an increase of 26.67% over average net assets during the twelve months ended December 31, 2007 of $17,166,665. The increases in average net assets during the comparative twelve month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the twelve months ended December 31, 2008 and December 31, 2007 were $(1,406,854) and $(1,465,966), respectively.
Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the twelve months ended December 31, 2008 was $282,259, a 60.21% decrease over the interest income for the twelve months ended December 31, 2007 of $710,446.
The decrease in interest income for the comparative twelve month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the twelve months ended December 31, 2008 were $2,474,512, a 31.08% increase over the commissions for the twelve months ended December 31, 2007 of $1,887,822. The increase in commissions for the comparative twelve month periods was primarily due to increased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to a trading advisor that no longer trades for the Fund, which was calculated on the net asset value of the equity allocated to it to trade as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. See Note 5 to the financial statements herein for the historical management fee amounts. The trading advisor was removed as of October 1, 2007; accordingly, there were no management fees paid for the twelve months ended December 31, 2008. Management fees for the twelve months ended December 31, 2007 were $63,946.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current and historical incentive fees. Trading advisor incentive fees during the twelve months ended December 31, 2008 and December 31, 2007 were $2,562,761and $1,687,737, respectively.
The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the twelve months ended December 31, 2008 and December 31, 2007 were $187,552 and $218,354, respectively. The decrease over the comparative twelve month periods was primarily due to changes in accountants that were in progress during the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2008.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2008 were audited by Jordan, Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data in this Report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2008, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 64, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund as of December 31, 2008:

	Name			Percent Ownership
	None			N/A

(b) As of December 31, 2008, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

The fees and costs paid to Jordan, Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2008 and 2007 were $16,535 and $30,290, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Jordan, Patke and Associates, Ltd. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2008 and 2007 were $5,500 and $5,750, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Atlas Futures Fund, Limited Partnership
					By Ashley Capital Management, Inc.
					Its General Partner


Date: March 30, 2009			By: /s/ Michael Pacult
					Mr. Michael P. Pacult
					Sole Director, Sole Shareholder
					President and Treasurer

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2008























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - December 31, 2008	F-4

Schedule of Investments - Cash and Securities - December 31, 2007	F-5

Statements of Operations						F-6

Statements of Changes in Net Assets					F-7

Statements of Cash Flows						F-8

Notes to Financial Statements					     F-9 - F-16

Affirmation of the Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.
                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm



To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware




We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Atlas Futures Fund, Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2008 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
March 13, 2009




       300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                 Phone: (847) 913-5400 * Fax:  (847) 913-5435

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities
                          December 31, 2008 and 2007

									2008		2007

Assets

	Investments

	  Equity in broker trading accounts

	    Cash and cash equivalents at broker				$7,826,204	$19,285,953

	      Total equity in broker trading accounts			7,826,204	19,285,953

	U.S. Treasury Bills (cost $14,977,729 and $0)			14,997,985	-

	Cash								99,988		47,167
	Money market fund						1,009		-
	Interest receivable						203		44,109

		Total assets						22,925,389	19,377,229

Liabilities

	Partner redemptions payable					1,027		53,817
	Accrued commissions payable to related parties			151,937		7,344
	Incentive fees payable						57,490		657,278
	Other accrued liabilities					23,900		22,080

		Total liabilities					234,354		740,519

Net assets								$22,691,035	$18,636,710


Analysis of net assets

	Limited partners						$22,691,035	$18,636,710
	General partners								-

	  Net assets (equivalent to $5,404.76 and $4,175.12 per unit)	$22,691,035	$18,636,710


Partnership units outstanding

	Limited partners units outstanding				4,198.35	4,463.75
	General partners units outstanding				-		-

		Total partnership units outstanding			4,198.35	4,463.75


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2008

												 Fair Value		Percent
Description			Maturity Date		Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill	January 2, 2009		$4,985,944	$5,000,000	5,000,000	$5,000,000
  United States Treasury Bill	January 15, 2009	4,993,681	5,000,000	4,999,017	4,999,017
  United States Treasury Bill	February 19, 2009	4,998,104	5,000,000	4,998,968	4,998,968

    Total United States Treasury Bills			$14,977,729	$15,000,000			$14,997,985	66.10%


Cash and cash equivalents in trading accounts:
  United States Markets									7,826,204	$7,826,204

     Total cash and cash equivalents in trading accounts
      denominated in U.S. Dollars							7,826,204	34.49%

          Total cash and cash equivalents in trading accounts				$7,826,204	34.49%


Money market fund (1,009.26 shares at $1 per share)					1,009		$1,009		0.00%

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

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2008, 2007 and 2006

										2008		2007		2006

Investment income

	Interest income								$282,259	$710,446	$692,736

	  Total investment income						282,259		710,446		692,736

Expenses

	Commission expense							2,474,512	1,887,822	1,829,489
	Management fees								-		63,946		53,217
	Incentive fees								2,562,761	1,687,737	543,763
	Professional accounting and legal fees					150,500		203,992		111,210
	Other operating and administrative expenses				37,052		14,362		8,421

	  Total expenses							5,224,825	3,857,859	2,546,100

	    Net investment (loss)						(4,942,566)	(3,147,413)	(1,853,364)

Realized and unrealized gain (loss) from investments and foreign currency

	Net realized gain (loss) from:
	  Investments								11,614,138	7,053,695	1,201,655
	  Foreign currency transactions						(1,210,393)	1,115,290	(420,557)

	    Net realized gain from investments and
	     foreign currency transactions					10,403,745	8,168,985	781,098

	Net unrealized appreciation (depreciation) on:
	  Investments								-		(1,344,852)	1,137,767
	  Foreign currency transactions						-		(588,830)	542,898

	    Net unrealized appreciation (depreciation) on
	     investments and foreign currency transactions			-		(1,933,682)	1,680,665

	      Net realized and unrealized income from investments
	       and foreign currency transactions				10,403,745	6,235,303	2,461,763

	        Net increase in net assets resulting from operations		$5,461,179	$3,087,890	$608,399


Net income per unit  (1)
	Limited partnership unit						$1,229.36	$685.25		$122.22
	General partnership unit						$-		$-		$-

	(1) For the year ended December 31, 2008 and 2007, the amount is based on a single unit outstanding for an entire year. For the year ended December 31, 2006, the amount is calculated using average units outstanding.


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2008, 2007 and 2006



										2008		2007		2006


Increase (decrease) in net assets from operations
  Net investment (loss)								$(4,942,566)	$(3,147,413)	$(1,853,364)
  Net realized gain from investments and foreign currency transactions		10,403,745	8,168,985	781,098
  Net unrealized appreciation (depreciation) on
   investments and foreign currency transactions				-		(1,933,682)	1,680,665
    Net increase in net assets resulting from operations			5,461,179	3,087,890	608,399

  Capital contributions from limited partners					411,613		281,915	869,489
  Redemptions by limited partners						(1,818,467)	(1,747,881)	(1,304,883)

	Total increase in net assets						4,054,325	1,621,924	173,005

  Net assets at the beginning of the year					18,636,710	17,014,786	16,841,781

  Net assets at the end of the year						$22,691,035	$18,636,710	$17,014,786

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2008, 2007 and 2006



										2008		2007		2006

Cash Flows from Operating Activities

Net increase in net assets resulting from operations				$5,461,179	$3,087,890	$608,399

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

	Changes in operating assets and liabilities:

	  Unrealized (appreciation) depreciation on investments			-		1,933,681	(1,682,779)
	  (Increase) decrease in interest receivable				43,906		(44,109)
	  Increase (decrease) in accrued commissions payable			144,593		(669)		(7,542)
	  Increase (decrease) in accrued management and incentive fees		(599,788)	422,250		50,999
	  Increase in other payables and accruals				1,820		21,231		(36,279)


	    Net cash provided by (used in) operating activities			5,051,710	5,420,274	(1,067,202)


Cash Flows from Financing Activities

	Proceeds from sale of units, net of sales commissions			411,613		281,915		869,489
	Partner redemptions							(1,871,257)	(1,860,287)	(1,255,824)

	  Net cash (used in) financing activities				(1,459,644)	(1,578,372)	(386,335)

	  Net increase (decrease) in cash and cash equivalents			3,592,066	3,841,902	(1,453,537)

	    Cash and cash equivalents, beginning of year			19,333,120	15,491,218	16,944,755


	    Cash and cash equivalents, end of year				$22,925,186	$19,333,120	$15,491,218


	End of period cash and cash equivalents consist of:

	  Cash and cash equivalents at broker					$7,826,204	$19,285,953	$15,435,188
	  Treasury Bills							14,997,985	-		-
	  Cash									99,988		47,167		56,030
	  Money market fund							1,009		-		-

	    Total cash and cash equivalents					$22,925,186	$19,333,120	$15,491,218

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

	Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	"Income Taxes - The Fund prepares calendar year U.S and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)," to the Fund, and has determined that FIN 48 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.


	Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the periods ended December 31, 2008 ,2007 and 2006.

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

	Reclassification - Certain amounts in the 2007 financial statements have been reclassified to conform with 2008 presentation.

	Recently Issued Accounting Pronouncements



	The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date
	SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

	Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

	Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

	Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the year ended December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

	The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2008.

Description			Level 1		Level 2		Level 3

US Treasury Bills		$           -	$14,997,985	$          -

Total				$           -	$14,997,985	$          -

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements




2.  Significant Accounting Policies- continued


	In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivate instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statement issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Fund is currently evaluating the impact that the adoption of SFAS 161 will have on its financial statement disclosures.


3.  General Partner Duties

	The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of names, addresses and numbers of units owned by each Limited Partner and taking such other actions as deemed necessary or desirable to manage the business of the Fund.

	If the daily net unit value of the fund falls to less than 50% of the highest value earned through trading at the close of any month, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

4.  Limited Partnership Agreement

	The Limited Partnership Agreement provides, among other things, that:

	Capital Account - A capital account shall be established for each partner. The initial balance of each partner's capital account shall be the amount of the initial contributions to the Fund.

	Monthly Allocations - Any increase or decrease in the Fund's net asset value as of the end of a month shall be credited or charged to the capital account of each partner in the ratio that the balance of each account bears to the total balance of all accounts.

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

	A quarterly incentive fee of 25% of "new net profits" is paid to Clarke.

	A monthly continuing service fee of 4% (annual rate) of the investment in the Fund (as defined) was paid to the selling agent.

	NuWave was paid a quarterly incentive fee of 20% of "new net profits" and also received a monthly management fee of 2% (annualized) on the first $2,000,000 in allocated equity and 1% on the allocated equity above $2,000,000. NuWave was allocated $2,000,000 in equity on February 1, 2005. Effective October 1, 2007, NuWave ceased to be a CTA of the Fund.

	Effective February 6, 2006, the Corporate General Partner began paying 7% of the 11% of received brokerage commissions to FIC for serving as introducing broker to the Fund.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements



6.  Related Party Transactions - Continued

	Commissions and fees included in expense:

								Year ended December 31,
							2008		2007		2006

	Ashley Capital Management, Inc.			$898,144	$683,623	$747,549
	Futures Investment Company			1,423,668	1,049,076	934,678

	  Total related party expenses			$2,321,812	$1,732,699	$1,682,227

	Commissions and fees included in accrued expenses:

								December 31,
							2008		2007

	Ashley Capital Management, Inc.			$79,523		$1,198
	Futures Investment Company			72,414		6,146

	  Total accrued expenses to related parties	$151,937	$7,344

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

7.  Partnership Unit Transactions

	As of December 31, 2008, 2007, and 2006 partnership units were valued at $5,404.76, $4,175.12 and $3,489.87, respectively.

	Transactions in partnership units were as follows:

							Units						Amount
					2008		2007		2006		2008		2007		2006

Limited Partner Units
  Subscriptions				78.15		75.10		257.31		$411,613	$281,915	$869,489
  Redemptions				(343.56)	(486.83)	(398.62)	(1,818,467)	(1,747,881)	(1,304,883)
    Total				(265.41)	(411.73)	(141.31)	(1,406,854)	(1,465,966)	(435,394)

General Partner Units
  Subscriptions				-		-		-		-		-		-
  Redemptions				-		-		-		-		-		-
    Total				-		-		-		-		-		-

Total Units
  Subscriptions				78.15		75.10		257.31		411,613		281,915		869,489
  Redemptions				(343.56)	(486.83)	(398.62)	(1,818,467)	(1,747,881)	(1,304,883)
    Total				(265.41)	(411.73)	(141.31)	$(1,406,854)	$(1,465,966)	$(435,394)

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

	A certain portion of cash in trading accounts are pledged as collateral for commodities trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

	Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2008 and December 31, 2007 was $7,826,204 and $19,285,953, respectively, which equals approximately 34.5% and 103.5% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2007. Cash payments for these expenses were made prior to the end of the subsequent fiscal quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

	Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 and $0 on long positions at December 31, 2008 and December 31, 2007, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements



8.  Trading Activities and Related Risks - Continued

	There were no net unrealized gains on open commodity futures contracts at December 31, 2008 and December 31, 2007.

	Open contracts generally mature within three months of December 31, 2008 The fund has no open futures contracts at December 31, 2008.

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


12.  Financial Highlights

									Years Ended December 31,
						2008		2007		2006		2005		2004
Performance per unit (3)
  Net unit value, beginning of the year		$4,175.12	$3,489.87	$3,357.08	$2,731.41	$1,750.45

  Net realized and unrealized gain (loss) on
   commodity transactions			2,355.63	1,365.97	505.12		1,206.19	1,573.93
  Investment and other income			64.59		151.43		139.17		80.59		27.57
  Expenses  (1)					(1,190.58)	(832.15)	(511.50)	(661.11)	(620.54)

    Net increase for the year			1,229.64	685.25		132.79		625.67		980.96

      Net unit value at the end of the year	$5,404.76	$4,175.12	$3,489.87	$3,357.08	$2,731.41

Net assets at the end of the year ($000)	$22,691		$18,637		$17,015		$16,842		$11,791
Total return (1)				29.45 %		19.64 %		3.94 %		22.91 %		56.04 %

Number of units outstanding at the end of the
 year						4,198.35	4,463.75	4,875.48	5,016.79	4,316.80

Ratio to average net assets
  Investment and other income (3)		1.30 %		4.14 %		4.22 %		2.57 %		1.23 %
  Expenses  (2)					(24.03)%	(22.47)%	(4.36)%		(10.19)%	(17.91)%

	Total return is calculated based on the change in value of a unit during the year. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

	For the year ended December 31, 2008 and 2007, investments and other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the year.

	(1) Includes brokerage commissions

	(2) Excludes brokerage commissions for 2005 and prior years

	(3) For the year ended December 31, 2006 and prior years, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator



*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


	/s/ Michael Pacult				March 31, 2009
	Michael Pacult					Date
	President, Ashley Capital Management, Inc.
	General Partner
	Atlas Futures Fund, Limited Partnership