Form 10-Q
period 2009-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2009-05-20
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]
No [   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2009 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 71% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity.
Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 28% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Approximately 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the periods of this Report, the fixed costs of operation of the Fund include continuing offering costs, fixed brokerage commissions of 11%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment.

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. The Registrant will continue to offer Units for sale to the public via its fully amended and restated prospectus dated May 1, 2009 (see Subsequent Events below) until the balance, as of the
date of this Report, of $894,008 in face amount of Units are sold.    As of
the date of this Report, of the $15,000,000 in Units registered, $14,105,992 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

Subsequent Events: By its post effective amendment to its registration statement on Form S-1 that became effective May 1, 2009, the Fund updated its prospectus to include up-to-date performance and financials.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisors and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner currently allocates approximately 99% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. The CTAs selected are responsible for the selection of trades. As evidenced by the increase in per unit value disclosed below, the Fund's CTAs have been successful overall. See the Registration Statement, incorporated by reference herein, for an explanation of the operation of the Fund.

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2008, and the three months ended March 31, 2009 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $(999,419) [$(239.47) per Unit based on average net assets] and 3,382,295 [$754.45 per Unit based on average net assets] for the three months ended March 31, 2009 and March 31, 2008, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2009 and March 31, 2008 were profits (losses) of $(1,646,440) [(393.09) per Unit] and $2,049,905 [$ $456.85 Unit], respectively. The net asset value ("NAV") per Unit as of March 31, 2009, was $5,011.67, an increase of 8.20% from the March 31, 2008 NAV per Unit of $4,631.97. The increase includes the intervening quarters of 2008.

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

Registrant's NAV as of the three months ended March 31, 2009 was $20,717,654, an increase of 1.75% over NAV as of the three months ended March 31, 2008 of $20,360,415. The increase includes changes in NAV that occurred in the intervening quarters of 2008. The increase in NAV during the comparative three month periods was primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the three months ended March 31, 2009 and March 31, 2008 were $(326,941) and $(326,201), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the three months ended March 31, 2009 was $5,856, a 93.35% decrease over the interest income for the three months ended March 31, 2008 of $88,023. The decrease in interest income for the comparative three month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the three months ended March 31, 2009 were $613,414 , a 14.71% increase over the commissions for the three months ended March 31, 2008 of $534,749. The increase in commissions for the comparative three month periods was primarily due to increased NAV.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor. Trading advisor incentive fees during the three months ended March 31, 2009 and March 31, 2008 were $0 and $831,418, respectively. The amounts are directly related to the trading performance of the trading advisor.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the three months ended March 31, 2009 and March 31, 2008 were $39,463 and $54,246, respectively. The decrease over the comparative three month periods was primarily due to periodic expenses that fell within the prior period and not in the latter.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2008 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:			Atlas Futures Fund, Limited Partnership
				By Ashley Capital Management, Incorporated
				Its General Partner


				By: 	/s/ Michael Pacult
				Mr. Michael Pacult
				Sole Director, Sole Shareholder,
				President, and Treasurer of the General Partner

Date:  May 20, 2009

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2009














                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





  									Page

  Reports of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - March 31, 2009	F-4

  Schedule of Investments - Cash and Securities - December 31, 2008	F-5

  Statements of Operations						F-6

  Statements of Changes in Net Assets					F-7

  Statements of Cash Flows						F-8

  Notes to the Financial Statements				     F-9 - F-16

  Affirmation of the Commodity Pool Operator				F-17

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Reports of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of March 31, 2009 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership as of December 31, 2008 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2008 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
May 20, 2009


                      300 Village Green Drive, Suite 210
                 * Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  								March 31,	December 31,
  								2009		2008
  								(A Review)
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker			$5,799,416	$7,826,204

  	Total equity in broker trading accounts			5,799,416	7,826,204

    U.S. Treasury Bills (cost $14,933,750 and $14,977,729)	14,997,451	14,997,985

    Cash							248,672		99,988
    Money market fund						1,009		1,009
    Interest receivable						-		203

  	Total assets						21,046,548	22,925,389

Liabilities

  Partner redemptions payable					121,182		1,027
  Accrued commissions payable to related parties		180,785		151,937
  Incentive fees payable					-		57,490
  Other accrued liabilities					26,927		23,900

  	Total liabilities					328,894		234,354

Net assets							$20,717,654	$22,691,035


Analysis of net assets

  Limited partners						$20,717,654	$22,691,035
  General partners						-		-

    Net assets (equivalent to $5,011.67 and $5,404.76 per unit)	$20,717,654	$22,691,035


Partnership units outstanding

  Limited partners units outstanding				4,133.88	4,198.35
  General partners units outstanding				-		-

  	Total partnership units outstanding	4,133.88	4,198.35

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 March 31,2009
                                  (A Review)

  										Fair Value				Percent
Description				Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill		April 2, 2009	$4,999,375	$5,000,000	4,999,986	$4,999,986
  United States Treasury Bill		April 16, 2009	4,998,483	5,000,000	4,999,747	4,999,747
  United States Treasury Bill		May 21, 2009	4,995,892	5,000,000	4,997,718	4,997,718
     Total United States Treasury Bills			$14,993,750	$15,000,000	$14,997,451			72.39%


Cash and cash equivalents in trading accounts:
  United States Markets									5,799,416	$5,799,416

Cash denominated in U.S. Dollars:
  Total cash and cash equivalents in
   trading accounts denominated in U.S.
   Dollars												5,799,416	27.99%

    Total cash and cash equivalents in trading accounts							$5,799,416	27.99%

Money market fund (1,009.48 shares at $1 per share)					1,009		$1,009		0.00%

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


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

  										Three Months Ended March 31,
  										2009		2008

Investment income

  Interest income								$5,856		$88,023

  Total investment income							5,856		88,023

Expenses

  Commission expense								613,414		534,749
  Management fees								-		-
  Incentive fees								-		831,418
  Professional accounting and legal fees					37,500		34,000
  Other operating and administrative expenses					1,963		20,246

    Total expenses								652,877		1,420,413

      Net investment (loss)							(647,021)	(1,332,390)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									(775,687)	3,289,355
    Foreign currency transactions						(223,732)	(869,866)

      Net realized gain (loss) from investments and
       foreign currency transactions						(999,419)	2,419,489

  Net unrealized appreciation on:
    Investments									-		962,806
    Foreign currency transactions						-		-

      Net unrealized appreciation on
  investments and foreign currency transactions					-		962,806

        Net realized and unrealized income (loss) from investments
  and foreign currency transactions						(999,419)	3,382,295

          Net increase (decrease) in net assets resulting from operations	$(1,646,440)	$2,049,905


Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit							$(393.09)	$456.85
  General partnership unit							$-		$-


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

  										Three Months Ended March 31,
  										2009		2008


Increase (decrease) in net assets from operations
  Net investment (loss)								$(647,021)	$(1,332,390)
  Net realized gain (loss) from investments and foreign currency transactions	(999,419)	2,419,489
  Net unrealized appreciation on investments and foreign currency transactions	-		962,806
    Net increase (decrease) in net assets resulting from operations		(1,646,440)	2,049,905

  Capital contributions from limited partners					272,756		52,021
  Redemptions by limited partners						(599,697)	(378,222)

    Total increase (decrease) in net assets					(1,973,381)	1,723,704

  Net assets at the beginning of the period					22,691,035	18,636,710

  Net assets at the end of the period						$20,717,654	$20,360,414

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


  										Three Months Ended March 31,
  										2009		2008

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$(1,646,440)	$2,049,905

  Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

    Changes in operating assets and liabilities:

    Unrealized (appreciation) depreciation on investments			-		(962,806)
    Decrease in interest receivable						203		25,145
    Increase in accrued commissions payable					28,848		25,531
    Increase (decrease) in accrued management and incentive fees		(57,490)	174,140
    Increase (decrease) in other payables and accruals				3,027		(4,693)


      Net cash provided by (used in) operating activities			(1,671,852)	1,307,222


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				272,756		52,021
  Partner redemptions								(479,542)	(430,000)

    Net cash (used in) financing activities					(206,786)	(377,979)

      Net increase (decrease) in cash and cash equivalents			(1,878,638)	929,243

      Cash and cash equivalents, beginning of period				22,925,186	19,333,120


      Cash and cash equivalents, end of period					$21,046,548	$20,262,363


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$5,799,416	$20,204,709
    Treasury Bills								14,997,451	-
    Cash									248,672		56,654
    Money market fund								1,009		1,000

      Total cash and cash equivalents						$21,046,548	$20,262,363

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


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

  "Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48)," to the Fund, and has determined that FIN 48 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
"

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the periods ended March 31, 2009 and 2008.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

  					Fair Value at March 31, 2009

  Description			Level 1		Level 2		Level 3		Total

  Money Market Accounts		$1,009		$-		$-		$1,009
  US Treasury Bills		-		14,997,451	-		14,997,451
  Total				$1,009		$14,997,451	$-		$14,998,460


 					 Fair Value at December 31, 2008

  Description			Level 1		Level 2		Level 3		Total

  Money Market Accounts		$1,009		$-		$-		$1,009
  US Treasury Bills		-		14,997,985	-		14,997,985
  Total				$1,009		$14,997,985	$-		$14,998,994

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)



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


5.  Fees

  The Fund was charged the following fees:

  The partnership pays the corporate general partner a 11% fixed annual brokerage commission, of which it retains 4% and pays 7% to the introducing broker.

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke.

  The Corporate General Partner reserves the right to change the fee structure at its sole-discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

6.  Related Party Transactions

  The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's individual CPO and president of the corporate CPO. Related party commissions and fees were as follows:

  Commissions and fees included in expense:

 						 For The Three Months Ended March 31,
  							2009		2008

  Ashley Capital Management, Inc.			$222,807	$193,598
  Futures Investment Company				345,386	284,529

  Total related party expenses				$568,193	$478,127

  Commissions and fees included in accrued expenses:

  							March 31,	December 31,
 							 2009		2008

  Ashley Capital Management, Inc.			$73,310		$79,523
  Futures Investment Company				107,475		72,414

  Total accrued expenses to related parties		$180,785	$151,937

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)


7.  Partnership Unit Transactions

  As of March 31, 2009 and 2008 partnership units were valued at $5,011.67 and $4,631.97, respectively.

  Transactions in partnership units were as follows:

  						Units				Amount
  					2009		2008		2009		2008

  Limited Partner Units
    Subscriptions			50.60		11.48		$272,756	$52,021
    Redemptions				(115.07)	(79.60)		(599,697)	(378,222)
      Total				(64.47)		(68.12)		(326,941)	(326,201)

  General Partner Units
    Subscriptions			-		-		-		-
    Redemptions				-		-		-		-
      Total				-		-		-		-

  Total Units
    Subscriptions			50.60		11.48		272,756		52,021
    Redemptions				(115.07)	(79.60)		(599,697)	(378,222)
      Total				(64.47)		(68.12)		$(326,941)	$(326,201)


                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2009 and December 31, 2008 was $5,799,416 and $7,826,204, respectively, which equals approximately 27.99% and 34.49% of Net Asset Value, respectively. Cash exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2008. Cash payments for these expenses were made prior to the end of the subsequent quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 and $0 on long positions at March 31, 2009 and December 31, 2008, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  There were no net unrealized gains on open commodity futures contracts at March 31, 2009 and December 31, 2008.

  Open contracts generally mature within three months of March 31, 2009. The fund has no open futures contracts at March 31, 2009.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

8.  Trading Activities and Related Risks - Continued


  In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS 161 provides for disclosures about derivative instruments and hedging activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

  The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

  				Derivative instruments
  			Statement of Assets and Liabilities


  									Statement of Assets and Liabilities Location	March 31, 2009
  Derivatives not designated as hedge
  instruments under Statement 133		Commodity contracts	Equity in broker trading accounts		$5,799,416

  				Derivative instruments
  				Statement of Operations


  															Three Months Ended
									Line Item in the Statement of Operations	March 31, 2009
  Derivatives not designated as
  hedge instruments under Statement 133		Commodity contracts	Net realized (loss) from investments and 	$(999,419)
									foreign currency transactions


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

  All investment holdings are recorded in the statement of assets and liabilities at their net asset value (fair value) at the reporting date. Financial instruments (including derivatives) used for trading purposes are recorded in the statement of assets and liabilities at fair value at the reporting date. Realized and unrealized changes in fair values are recognized in net investment gain (loss) in the period in which the changes occur. Interest income arising from trading instruments is included in the statement of operations as part of interest income.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2009
                                  (A Review)

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


12.  Financial Highlights

  								Three Months Ended March 31,
  								2009		2008
  Performance per unit (1)
    Net unit value, beginning of the period			$5,404.76	$4,175.12

    Net realized and unrealized gain (loss) on
     commodity transactions					(239.47)	754.45
    Investment and other income					1.40		19.78
    Expenses							(155.02)	(317.38)

      Net increase (decrease) for the period			(393.09)	456.85

        Net unit value at the end of the period			$5,011.67	$4,631.97

  Net assets at the end of the period ($000)			$20,718		$20,360
  Total return (2)						(7.27) %	10.94 %

  Number of units outstanding at the end of the period		4,133.88	4,395.63


  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)				0.12  %		1.84  %
    Expenses  (3)						(11.96) %	(29.52) %

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

  (2)  Not annualized

  (3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator



*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult				 May 20, 2009
  Michael Pacult	          		 Date
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership