Form 10-Q
period 2009-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2009-08-20
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X] No [   ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2009 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 80% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity.
Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 20% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. Less than 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. By its post effective amendment to its registration statement on Form S-1 that became effective May 1, 2009, the Fund updated its prospectus to include up-to-date performance and financials. The Registrant will continue to offer Units for sale to the public via its prospectus until the balance, as of the date of this Report, of $827,472 in
face amount of Units are sold.    As of the date of this Report, of the
$15,000,000 in Units registered, $14,172,528 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The commodity trading advisors select the markets and the off exchange instruments to be traded. The General Partner selects the futures commission merchants to hold the Fund assets. Both the commodity trading advisors and the general partner believe all parties who hold Fund assets or are otherwise obligated to pay value to the Fund are credit worthy. Margin is an amount to secure the entry of a trade and is not a limit of the profit or loss to be gained from the trade. The general partner currently allocates nearly 100% of the Fund equity to be used as margin to enter trades. Although it is customary for the commodity trading advisors to use 40% or less of the equity available as margin, there is no limit imposed by the Fund upon the amount of equity the advisors may commit to margin. It is possible for the Fund to suffer losses in excess of the margin it posts to secure the trades made.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2008, and the six months ended June 30, 2009 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $(877,902) [$(215.48) per Unit] and $10,120,747 [$2,290.53 per Unit] for
the six months ended June 30, 2009 and June 30, 2008, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2009 and June 30, 2008 were profits (losses) of $(2,123,865) [$(519.71) per Unit] and $6,497,450 [$1,469.49 per Unit], respectively. The net asset value ("NAV") per Unit as of June 30, 2009, was $4,885.05, a decrease of (13.5)% from the June 30, 2008 NAV per Unit of $5.644.61. The decrease includes the intervening quarters of 2008 and 2009.

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

Registrant's average net assets during the six months ended June 30, 2009 were approximately $20,880,918 a decrease of (1.5)% over average net assets during the six months ended June 30, 2008 of $21,189,971. The decrease includes decreases made during the intervening quarters of 2008 and 2009. The decreases in average net assets during the comparative six month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the six months ended June 30, 2009 and June 30, 2008 were $(1,913,493) and $(406,475), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the six months ended June 30, 2009 was $13,777, a 91.15% decrease over the interest income for the six months ended June 30, 2008 of $155,712. The decrease in interest income for the comparative six month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the six months ended June 30, 2009 were $1,173,540, a 0.2% decrease over the commissions for the six months ended June 30, 2008 of $1,176,008. The decrease in commissions for the comparative six month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund paid a management fee to a trading advisor that no longer trades for the Fund, which was calculated on the net asset value of the equity allocated to it to trade as of the end of each month, and therefore, was affected by monthly trading performance, subscriptions and redemptions. The trading advisor was removed as of October 1, 2007; accordingly, there were no management fees paid for the six months ended June 30, 2009 and for the six months ended June 30, 2008.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current incentive fees. Trading advisor incentive fees during the six months ended June 30, 2009 and June 30, 2008 were $0.0 and $2,505,271, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the six months ended June 30, 2009 and June 30, 2008 were $86,200 and $97,730, respectively. The decrease over the comparative six month periods was primarily due to reduced state registration fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On February 20, 2007, MFI also settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ("AP") who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. Sec. 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

In connection with the incident involving the trading losses referenced above, the CFTC issued a formal order of investigation naming MFG and the AP. The CFTC, in coordination with the Chicago Mercantile Exchange ("CME"), has been collecting documentation and taking depositions of MFG employees. This investigation is ongoing and it is not yet certain what actions the CFTC and/or the CME might take. MF Global has established an accrual of $10.0 million to cover potential CFTC civil monetary penalties in this matter and the two CFTC matters referred to below. This is MFG's best estimate at this time and there is no assurance that the $10.0 million accrual will be sufficient for these purposes or that the CFTC will not require remedial measures. No accrual has been made for the CME matter.

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

Additionally, MFG is currently cooperating in an investigation conducted by a New York County Grand Jury in conjunction with the U.S. Attorneys Office in the Southern District of New York, with which the CFTC and the SEC are also involved. The investigation centers around trading by a market making energy trader at Bank of Montreal (BMO) who allegedly mismarked his book. An MFG broker did business with the BMO trader, and used bid and offer prices for forward OTC trades the BMO trader sent to him as a basis for prices which the MFG broker disseminated to MFG's customers, including BMO, as price indications that reflected a consensus. MFG has been told that neither MFG nor the broker are targets of the Grand Jury investigation. In connection with this investigation, MFG has been served by the CFTC with a Wells notice in anticipation of civil charges against the broker under the anti-fraud provisions of CFTC Regulation 33.10 and MFG with derivative liability for the broker's actions. It is not yet certain what action the CFTC may take against MFG or the broker, but see the reference to a $10.0 million accrual above.

On December 12, 2008, MFG settled three CME Group disciplinary actions involving allegations that on a number of occasions in 2006 and 2007, MFG employees engaged in impermissible pre-execution communications in connection with trades executed on the e-cbot electronic trading platform, withheld customer orders that were executable in the market for the purpose of soliciting, and brokering contra-orders and crossed orders on the e-cbot trading platform without allowing for the minimum required exposure period between the entry of the orders. MFG was also charged with failing to properly supervise its employees in connection with these trades. Without admitting or denying any wrongdoing, MFG consented to an order of a CME Business Conduct Committee Panel which found that MFG violated legacy CBOT Rule 504.00 and Regulations 480.10 and 9B.13 and 9B.13(c) and ordered MFG to pay a $400,000 fine, cease and desist from similar conduct and, in consultation with CME Market Regulation staff, enhance its training practices and supervisory procedures regarding electronic trading practices.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Atlas Futures Fund, Limited Partnership
					By Ashley Capital Management, Incorporated

					Its General Partner

					By:  /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
					President, and Treasurer of the General Partner

Date:  August 18, 2009

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                 June 30, 2009























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                      Index to the Financial Statements





									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - June 30, 2009		F-4

Schedule of Investments - Futures Contracts - June 30, 2009		F-5

Schedule of Investments - Cash and Securities - December 31, 2008	F-6

Statements of Operations						F-7

Statements of Changes in Net Assets					F-8

Statements of Cash Flows						F-9

Notes to the Financial Statements					F-10-F-17

Affirmation of the Commodity Pool Operator				F-18

                       Jordan, Patke & Associates, Ltd.

                         Certified Public Accountants

           Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of June 30, 2009 and the related statements of operations for the three and six months ended June 30, 2009 and 2008, and the statements of changes in net assets and cash flows for the six months ended June 30, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

/s/ Jordan, Patke & Associates, Ltd.
Jordan, Patke & Associates, Ltd.
Lincolnshire, Illinois
August 7, 2009


                      300 Village Green Drive, Suite 210
                * Lincolnshire, Illinois 60069 *(847)913-5400

                   Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

									June 30,	December 31,
									2009		2008
									(A Review)

Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker				$3,915,419	$7,826,204

      Net unrealized gain on open futures contracts			60,289		-

        Total equity in broker trading accounts				3,975,708	7,826,204

    U.S. Treasury Bills (cost $14,992,922 and $14,977,729)		14,998,294	14,997,985

    Cash								237,121		99,988
    Money market fund							1,009		1,009
    Interest receivable							-		203

      Total assets							19,212,132	22,925,389

Liabilities

  Partner redemptions payable						443,953		1,027
  Accrued commissions and fees payable to related parties		90,243		151,937
  Incentive fees payable						-		57,490
  Other accrued liabilities						24,259		23,900

    Total liabilities							558,455		234,354

Net assets								$18,653,677	$22,691,035


Analysis of net assets

  Limited partners							$18,653,677	$22,691,035
  General partners							-		-

    Net assets (equivalent to $4,885.05 and $5,404.76 per unit)		$18,653,677	$22,691,035


Partnership units outstanding

  Limited partners units outstanding					3,818.52	4,198.35
  General partners units outstanding					-		-

    Total partnership units outstanding					3,818.52	4,198.35

    The accompanying notes are an integral part of the financial statements

                   Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                Schedule of Investments - Cash and Securities

                                June 30, 2009
                                  (A Review)

  													Fair Value		Percent
Description					Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill			July 2, 2009	$4,997,535	$5,000,000	4,999,973	$4,999,973
  United States Treasury Bill			July 16, 2009	4,997,725	5,000,000	4,999,621	4,999,621
  United States Treasury Bill			August 20, 2009	4,997,662	5,000,000	4,998,700	4,998,700
         Total United States Treasury Bills			$14,992,922	$15,000,000			$14,998,294	80.40%


Cash in trading accounts:
  United States Markets										3,899,864	$3,899,864

     Total cash in trading accounts denominated in U.S. Dollars							3,899,864	20.91%

Cash denominated in foreign currency:
  Australian Dollar Markets - AUD								19,288		15,555

														15,555		0.08%
Total cash denominated in foreign currency

          Total cash in trading accounts									$3,915,419	20.99%

Money market fund (1,009.48 shares at $1 per share)						1,009		$1,009		0.01%

    The accompanying notes are an integral part of the financial statements

                   Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Futures Contracts

                                June 30, 2009
                                  (A Review)


													  Fair Value		Percent
Description							Expiration Date	Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
    Sep 09 IMM B- Pounds (USD)					September 2009	65		86,125		$86,125		0.46%

    Total United States commodity futures positions held long							86,125		0.46%

  Euro commodity futures positions held long:
    Sep 09 LIF 3M Euribor (EUR)					September 2009	130		813		1,140		0.01%
    Sep 09 Euro E- Schatz (EUR)					September 2009	65		(1,950)		(2,737)		(0.02%)

    Total European commodity futures positions held long							(1,597)		(0.01%)

  British commodity futures positions held long:

    Mar10 LIF 3M STG IR (GBP)					March 2010	65		(4,063)		(6,689)		(0.04%)


  Total British commodity futures positions held long								(6,689)		(0.04%)

    United States commodity futures positions held short:
    Dec09 CBT Bean Oil (USD)					December 2009	65		(17,550)	(17,550)	(0.09%)

    Total United States commodity futures positions held short							(17,550)	(0.09%)


       Net commodity futures positions										$60,289		0.32%

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

    The accompanying notes are an integral part of the financial statements

                   Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

											Three Months Ended June 30,	Six Months Ended June 30,
  											2009		2008		2009		2008

Investment income

  Interest income									$7,921		$67,689		$13,777		$155,712

    Total investment income								7,921		67,689		13,777		155,712

Expenses

  Commission expense									560,126		641,259		1,173,540	1,176,008
  Incentive fees									-		1,673,853	-		2,505,271
  Professional accounting and legal fees						38,700		42,000		76,200		76,000
  Other operating and administrative expenses						8,036		1,484		10,000		21,730

    Total expenses									606,862		2,358,596	1,259,740	3,779,009

      Net investment (loss)								(598,941)	(2,290,907)	(1,245,963)	(3,623,297)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments										99,271		7,643,508	(676,416)	10,932,863
    Foreign currency transactions							(38,042)	-		(261,775)	(869,866)

      Net realized gain (loss) from investments and
       foreign currency transactions							61,229		7,643,508	(938,191)	10,062,997

  Net unrealized appreciation (depreciation) on:
    Investments										68,575		(905,056)	68,575		57,750
    Foreign currency transactions							(8,286)		-		(8,286)		-

      Net unrealized appreciation (depreciation) on
       investments and foreign currency transactions					60,289		(905,056)	60,289		57,750

        Net realized and unrealized income (loss) from investments
         and foreign currency transactions						121,518		6,738,452	(877,902)	10,120,747

          Net increase (decrease) in net assets resulting from operations		$(477,423)	$4,447,545	$(2,123,865)	$6,497,450


Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit								$(126.62)	$1,012.64	$(519.74)	$1,469.49
  General partnership unit								$-		$-		$-		$-


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

  										Six Months Ended June 30,
  										2009		2008


Increase (decrease) in net assets from operations
  Net investment (loss)								$(1,245,963)	$(3,623,297)
  Net realized gain (loss) from investments and foreign currency transactions	(938,191)	10,062,997
  Net unrealized appreciation on investments and foreign currency
   transactions									60,289		57,750
  Net increase (decrease) in net assets resulting from operations		(2,123,865)	6,497,450

  Capital contributions from limited partners					339,344		140,882
  Redemptions by limited partners						(2,252,837)	(547,357)

    Total increase (decrease) in net assets					(4,037,358)	6,090,975

  Net assets at the beginning of the period					22,691,035	18,636,710

  Net assets at the end of the period						$18,653,677	$24,727,685


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


  										Six Months Ended June 30,
  										2009		2008

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$(2,123,865)	$6,497,450

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

  Unrealized (appreciation) on investments					(60,289)	(57,750)
  Decrease in interest receivable						203		29,632
  Increase (decrease) in accrued commissions payable				(61,694)	32,329
  Increase (decrease) in accrued incentive fees					(57,490)	1,016,575
  Increase (decrease) in other payables and accruals				359		(128)


    Net cash provided by (used in) operating activities				(2,302,776)	7,518,108


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				339,344		140,882
  Partner redemptions								(1,809,911)	(563,186)

    Net cash (used in) financing activities					(1,470,567)	(422,304)

      Net increase (decrease) in cash and cash equivalents			(3,773,343)	7,095,804

      Cash and cash equivalents, beginning of period				22,925,186	19,333,120


      Cash and cash equivalents, end of period					$19,151,843	$26,428,924


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker						$3,915,419	$16,323,689
    Treasury Bills								14,998,294	9,986,095
    Cash									237,121		118,136
    Money market fund								1,009		1,004

      Total cash and cash equivalents						$19,151,843	$26,428,924



    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)


1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the State of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. ("Ashley") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. The registered commodity trading advisor ("CTA") of the fund is Clarke Capital Management, Inc. ("Clarke"). The CTA has the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

  The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 ("the Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

  Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund's income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Fund's income and expenses as reported for income tax purposes.

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


  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the periods ended June 30, 2009 and 2008.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)


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


  Fair Value Measurement - The Fund adopted the provisions of Statement of Financial Accounting Statement No. 157 - "Fair Value Measurement", or SFAS 157, as of January 1, 2008. SFAS 157 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. SFAS 157 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date
  SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period and year ended June 30, 2009 and December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

  				Fair Value at June 30, 2009
  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,009		$-		$-		$1,009
  US Treasury Bills			-		14,998,294	-		14,998,294
  Exchange traded - futures contracts	60,289		-		-		60,289
  Total					$61,298		$14,998,294	$-		$15,059,592


  				Fair Value at December 31, 2008
  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,009		$-		$-		$1,009
  US Treasury Bills			-		14,997,985	-		14,997,985
  Total					$1,009		$14,997,985	$-		$14,998,994

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)




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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)




6.  Related Party Transactions

  The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's individual CPO and president of the corporate CPO. Related party commissions were as follows:

  Commissions included in expense:

  							Six Months Ended June 30,
  							2009		2008

  Ashley Capital Management, Inc.			$428,304	$426,783
  Futures Investment Company				681,788		649,562

    Total related party expenses			$1,110,092	$1,076,345

  Commissions included in accrued expenses:

  							June 30,	December 31,
 							2009		2008

  Ashley Capital Management, Inc.			$56,958		$79,523
  Futures Investment Company				33,285		72,414

    Total accrued expenses to related parties		$90,243		$151,937

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)




7.  Partnership Unit Transactions

  As of June 30, 2009 and 2008 partnership units were valued at $4,885.05 and $5,644.61, respectively.

  Transactions in partnership units were as follows:

  					Units				Amount
  				2009		2008		2009		2008

  Limited Partner Units
    Subscriptions		63.85		28.11		$339,344	$140,882
    Redemptions			(443.68)	(111.10)	(2,252,837)	(547,357)
      Total			(379.83)	(82.99)		(1,913,493)	(406,475)

  General Partner Units
    Subscriptions		-		-		-		-
    Redemptions			-		-		-		-
      Total			-		-		-		-

  Total Units
    Subscriptions		63.85		28.11		339,344		140,882
    Redemptions			(443.68)	(111.10)	(2,252,837)	(547,357)
      Total			(379.83)	(82.99)		$(1,913,493)	$(406,475)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at June 30, 2009 and December 31, 2008 was $3,915,419 and $7,826,204, respectively, which equals approximately 20.99% and 34.49% of Net Asset Value, respectively. Cash and cash equivalents exceeded Net Asset Value because of accrued expenses and partner redemptions at June 30, 2009 and December 31, 2008. Cash payments for these expenses were made prior to the end of the subsequent quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $84,954,075 and $0 on long positions at June 30, 2009 and December 31, 2008, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at June 30, 2009 and December 31, 2008 were $60,289 and $ 0 respectively.

  Open contracts generally mature within three months of June 30, 2009. The latest maturity for open futures contracts is in March 2010. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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

                         Derivative instruments
                  Statement of Assets and Liabilities

														Asset 		Liability
														Derivatives at	Derivatives at
  														June 30, 2009	June 30, 2009
  								Statement of Assets and Liabilities Location	Fair Value	Fair Value	Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open futures	$87,265		$(26,976)	$60,289
instruments under Statement 133					contracts

                         Derivative instruments
                         Statement of Operations

  														Three Months Ended	Six Months Ended
  								Line Item in the Statement of Operations	June 30, 2009		June 30, 2009

Derivatives not designated as hedge 	Commodity contracts	Net realized gain (loss) from investments and	$61,229			$(938,191)
instruments under Statement 133					foreign currency transactions

								Net unrealized appreciation from investments	$60,289			$60,289
								and foreign currency


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2009
                                  (A Review)

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


12.  Financial Highlights

  								Three Months Ended June 30,	Six  Months Ended June 30,
  								2009		2008		2009		2008
  Performance per unit (1)
    Net unit value, beginning of the period			$5,011.67	$4,631.97	$5,404.76	$4,175.12

    Net realized and unrealized gain (loss) on
     commodity transactions					23.99		1,536.07	(215.48)	2,290.53
    Investment and other income					1.97		15.44		3.37		35.23
    Expenses							(152.58)	(538.87)	(307.60)	(856.27)

      Net increase (decrease) for the period			(126.62)	1,012.64	(519.71)	1,469.49

        Net unit value at the end of the period			$4,885.05	$5,644.61	$4,885.05	$5,644.61

  Net assets at the end of the period ($000)			$18,654		$24,728		$18,654		$24,728
  Total return (2)						(2.53%)		21.86%		(9.62%)		35.20%

  Number of units outstanding at the end of the period		3,818.52	4,380.76	3,818.52	4,380.76


  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)				0.16%		1.20%		0.13%		1.46%
    Expenses  (3)						(12.20%)	(41.16%)	(12.07%)	(35.66%)

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

(2)  Not annualized

(3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
               For the Six Months Ending June 30, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership