Form 10-Q
period 2009-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2009-11-16
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2009 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 90% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains the right to invest in cash management funds that invest in U.S. Treasuries and have high liquidity.
Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 8% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. About 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. By its post effective amendment to its registration statement on Form S-1 that became effective May 1, 2009, the Fund updated its prospectus to include up-to-date performance and financials. The Registrant will continue to offer Units for sale to the public via its prospectus until the balance, as of the date of this Report, of $821,445 in
face amount of Units are sold.    As of the date of this Report, of the
$15,000,000 in Units registered, $14,178,555 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2008, and the nine months ended September 30, 2009 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $(2,014,022) [$(513.61) per Unit] and $8,358,283 [$1,888.23 per Unit] for
the nine months ended September 30, 2009 and September 30, 2008, respectively. The Fund's results after payment and accrual of expenses for the nine months ended September 30, 2009 and September 30, 2008 were profits (losses) of $(3,788,952) [$(957.25) per Unit] and $4,119,749 [$928.11 Unit], respectively.
The net asset value ("NAV") per Unit as of September 30, 2009, was $4,447.51, a decrease of (12.9)% from the September 30, 2008 NAV per Unit of $5,103.23. The decrease includes the intervening quarters of 2009.

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

Registrant's average net assets during the nine months ended September 30, 2009 were approximately $19,803,040 a decrease of (9.8)% over average net assets during the nine months ended September 30, 2008 of $21,945,754. The decrease includes changes during the intervening quarters of 2009. The decreases in average net assets during the comparative nine month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the nine months ended September 30, 2009 and September 30, 2008 were $(2,305,533) and $(380,336), respectively.

Interest income is earned on the Fund's assets, either through investment in short - term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the nine months ended September 30, 2009 was $20,903, a (91.5)% decrease over the interest income for the nine months ended September 30, 2008 of $244,845. The decrease in interest income for the comparative nine month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the nine months ended September 30, 2009 were $1,668,737, a (9.05)% decrease over the commissions for the nine months ended September 30, 2008 of $1,834,697. The decrease in commissions for the comparative nine month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current incentive fees. Trading advisor incentive fees during the nine months ended September 30, 2009 and September 30, 2008 were $0 and $2,505,271, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the nine months ended September 30, 2009 and September 30, 2008 were $127,096 and $143,411, respectively. The decrease over the comparative nine month periods was primarily due to reduced state registration fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

At any given time, MFG is involved in numerous legal actions and administrative proceedings, which in the aggregate, are not, as of the date of this report, expected to have a material effect upon its condition, financial or otherwise, or to the services it will render to the Fund. There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against MFG or its principals within the five years preceding the date of this report that MFI would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

In May, 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December, 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accepted a cease and desist order. MFI has informed the CPO, the CTA and the Selling Agent that the settlements referenced above will not materially affect MFG or its ability to perform as a clearing broker.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs 11, 12, and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007, were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account, which losses MFG was responsible to pay as an exchange clearing member.

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

On August 28, 2009, BMO instituted suit against MFG and our former broker, Joseph Saab (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ("MRD") as independent quotes when defendants knew, or should have known, that David Lee, BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through our broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by our actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The facts underlying this action also relate to the on-going CFTC natural gas price information investigation described above in "CFTC Natural Gas Price Information Investigation." The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, and claims that it would not have paid brokerage commissions to us (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. This litigation is in its very earliest stages. No provision for losses has been recorded in connection with this matter.

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

In or about October 2003, the Company uncovered an apparent fraudulent scheme conducted by third parties unrelated to the Company that may have victimized a number or its clients. CCPM, a German Introducing Broker, introduced to the Company all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his confederates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at the Company were utilized to siphon money out of these accounts, on some occasions shortly after they were established. The Company was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that the Company and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by the Company. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements.

The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFG was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to Federal Court pursuant to 28 U.S.C.
Sec 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against Man Financial Inc under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal. MFG is unsure of whether plaintiffs will pursue the State Court action. Since the case is in its earliest stages, it is difficult to determine exposure, if any. MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

In December 2007, the Company, along with four other futures commission merchants ("FCMs"), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFG and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFG filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs. The case is at its earliest stages so it is not possible to determine our exposure, if any. In any event, MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

The Liquidation Trustee ("Trustee") for Sentinel Management Group, Inc. ("Sentinel") sued the Company in June 2009 on the theory that our withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs. MFG believes there are substantial defenses available to us and MFG intends to resist the Trustee's attempt to recover those funds from us. In addition, to the extent the Trustee recovered any funds from us, MFG would be able to assert an offsetting claim in that amount against the assets available in Sentinel's bankruptcy case. The matter is in its early stages and litigation has just commenced. No provision for losses has been recorded in connection with this claim.

In May 2009, investors in a venture set up by Nicholas Cosmo sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which is currently pending before the court. The litigation is in its earliest stages. MFG believes we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

In the late spring of 2009, the Company was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble and/or Phidippides Capital Management. Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG "materially aided and abetted" Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages "in excess of" $0.01 million each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed. MFG believes we have meritorious defenses and intend to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

The Company and MF Global Market Services LLC ("Market Services") are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottini principals.

MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. On October 6, 2008, Market Services commenced an arbitration against the Bottinis before the Financial Industry Regulatory Authority ("FINRA") to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis' failure to honor the guarantees.

Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses. Morgan Fuel contends that MFG and Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. The Supreme Court of New York for the County of New York has temporarily stayed the arbitration commenced by Morgan Fuel on the ground that there is no agreement to arbitrate. The motion for a permanent stay was denied and MFG has appealed that decision.

The Bottinis asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. A motion to stay the fourth-party was also denied and MFG has appealed that decision as well.

It is difficult at this stage to determine exposure, if any. In any event, MFG intends to vigorously defend this matter. No provision for losses has been recorded in connection with this matter.

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

MFG acts only as clearing broker for the Fund's futures accounts and as such is paid commissions for executing and clearing trades. MFG has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on MFG in deciding whether or not to participate in the Fund.

MFG has represented to the General Partner that that none of the events it has reported will not now, or at any time in the future, interfere with its performance as the FCM for the Fund's account. The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Atlas Futures Fund, Limited Partnership
					By Ashley Capital Management, Incorporated

					Its General Partner

					By: /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
 					President, and Treasurer of the General Partner

Date:  November 16, 2009

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                              September 30, 2009























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - September 30, 2009	F-4

  Schedule of Investments - Futures Contracts - September 30, 2009	F-5

  Schedule of Investments - Cash and Securities - December 31, 2008	F-6

  Statements of Operations						F-7

  Statements of Changes in Net Assets					F-8

  Statements of Cash Flows						F-9

  Notes to the Financial Statements				     F-10-F-17

  Affirmation of the Commodity Pool Operator				F-18

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of September 30, 2009 and the related statements of operations for the three and nine months ended September 30, 2009 and 2008, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2009 and 2008. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 12, 2009


                      300 Village Green Drive, Suite 210
                * Lincolnshire, Illinois 60069 * (847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

  									September 30,	December 31,
									2009		2008
									(A Review)
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker				$1,351,085	$7,826,204

    Net unrealized gain on open futures contracts			250,476		-

      Total equity in broker trading accounts				1,601,561	7,826,204

  U.S. Treasury Bills (cost $14,992,985 and $14,977,729)		14,998,405	14,997,985

  Cash									230,186		99,988
  Money market fund							1,009		1,009
  Interest receivable							-		203
  Prepaid expenses							11,395		-
  Total assets								16,842,556	22,925,389

Liabilities

  Partner redemptions payable						102,960		1,027
  Accrued commissions and fees payable to related parties		101,560		151,937
  Incentive fees payable						-		57,490
  Other accrued liabilities						41,486		23,900

    Total liabilities							246,006		234,354

Net assets								$16,596,550	$22,691,035


Analysis of net assets

  Limited partners							$16,596,550	$22,691,035
  General partner							-		-

    Net assets (equivalent to $4,447.51 and $5,404.76 per unit)		$16,596,550	$22,691,035


Partnership units outstanding

  Limited partners units outstanding					3,731.65	4,198.35
  General partner units outstanding					-		-

    Total partnership units outstanding					3,731.65	4,198.35

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2009
                                  (A Review)

													Fair Value		Percent
Description				Maturity Date		Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
United States Treasury Bill		October 1, 2009		$4,997,535	$5,000,000	4,999,972	$4,999,972
United States Treasury Bill		October 15, 2009	4,997,725	5,000,000	4,999,646	4,999,646
United States Treasury Bill		November 29, 2009	4,997,725	5,000,000	4,998,787	4,998,787
  Total United States Treasury Bills				$14,992,985	$15,000,000			$14,998,405	90.37%


Cash in trading accounts:
United States Markets										1,134,258	$1,134,258

  Total cash in trading accounts denominated in U.S. Dollars							1,134,258	6.83%

Cash denominated in foreign currency:
  Euro Dollar Markets - EUR									148,158		216,827
														216,827		1.31%
    Total cash denominated in foreign currency

          Total cash in trading accounts									$1,351,085	8.14%

Money market fund (1,009.51 shares at $1 per share)						1,009		$1,009		0.01%

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2009
                                  (A Review)

											Fair Value		Percent
Description				Expiration Date		Contracts	Local Currency	USD		of Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
  Dec 09 CBT T-Bonds  (USD)		December 2009		19		17,813		$17,813		0.11%
  Dec 09 CBT T-Note 10Y  (USD)		December 2009		19		13,359		13,359		0.08%
  Dec 09 CBT T-Note 5Y  (USD)		December 2009		19		9,500		9,500		0.06%
  Dec 09 CBT T-Note 5Y  (USD)		December 2009		19		8,313		8,313		0.05%
  Dec 09 CMX Gold  (USD)		December 2009		19		20,520		20,520		0.12%
  Dec 09 IMM Euro FX  (USD)		December 2009		19		39,425		39,425		0.24%
  Dec 09 IMM JYEN  (USD)		December 2009		19		72,200		72,200		0.44%
  Dec 09 IMM JYEN  (USD)		December 2009		19		53,438		53,438		0.32%

    Total United States commodity futures positions held long					234,568		1.42%

  United States commodity futures positions held short:
  Dec 09 CME Lean Hogs  (USD)		December 2009		17		(6,120)		(6,120)		(0.04%)
  Dec 09 CME Lean Hogs  (USD)		December 2009		2		(700)		(700)		(0.00%)
  Dec 09 CME Lean Hogs  (USD)		December 2009		19		(5,320)		(5,320)		(0.03%)
  Dec 09 CME Cattle  (USD)		December 2009		18		(5,580)		(5,580)		(0.03%)
  Dec 09 CME Cattle  (USD)		December 2009		1		(280)		(280)		(0.00%)
  Dec 09 IMM B-Pounds  (USD)		December 2009		19		7,006		7,006		0.04%

    Total United States commodity futures positions held short					(10,994)	(0.06%)

  Euro commodity futures positions held long:
  Mar 10 LIF 3M Euribor  (EUR)		March 2010		19		(3,088)		(4,519)		(0.03%)
  Dec 09 Eurx Eurobobl  (EUR)		December 2009		19		7,220		10,566		0.06%
  Dec 09 Eurx Eurobobl  (EUR)		December 2009		19		-		-		-
  Dec 09 Eurx E-Bund  (EUR)		December 2009		19		4,750		6,952		0.04%
  Dec 09 Eurx E-Bund  (EUR)		December 2009		19		6,840		10,010		0.06%
  Dec 09 Euro E-Schatz  (EUR)		December 2009		19		2,660		3,893		0.02%

  Total European commodity futures positions held long						26,902		0.15%

    Net commodity futures positions								$250,476	1.51%

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


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

										Three Months Ended September 30, Nine Months Ended September 30,
										2009		2008		2009		2008

Investment income

  Interest income								$7,126		$89,133		$20,903		$244,845

    Total investment income							7,126		89,133		20,903		244,845

Expenses

  Commission expense								495,197		658,689		1,668,737	1,834,697
  Incentive fees								-		-		-		2,505,271
  Professional accounting and legal fees					39,300		39,500		115,500		115,500
  Other operating and administrative expenses					1,596		6,181		11,596		27,911

    Total expenses								536,093		704,370		1,795,833	4,483,379

      Net investment (loss)							(528,967)	(615,237)	(1,774,930)	(4,238,534)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments									(1,253,349)	(1,283,434)	(1,929,765)	9,649,429
    Foreign currency transactions						(72,958)	(430,297)	(334,733)	(1,300,163)

      Net realized gain (loss) from investments and
       foreign currency transactions						(1,326,307)	(1,713,731)	(2,264,498)	8,349,266

  Net unrealized appreciation (depreciation) on:
    Investments									154,998		9,920		223,573		67,670
    Foreign currency transactions						35,189		(58,653)	26,903		(58,653)

      Net unrealized appreciation (depreciation) on
       investments and foreign currency transactions				190,187		(48,733)	250,476		9,017

      Net realized and unrealized income (loss) from investments
       and foreign currency transactions					(1,136,120)	(1,762,464)	(2,014,022)	8,358,283

        Net increase (decrease) in net assets resulting from operations		$(1,665,087)	$(2,377,701)	$(3,788,952)	$4,119,749


Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit							$(437.54)	$(541.38)	$(957.25)	$928.11
  General partnership unit							$-		$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

											Nine Months Ended September 30,
  											2009		2008


Increase (decrease) in net assets from operations
  Net investment (loss)									$(1,774,930)	$(4,238,534)
  Net realized gain (loss) from investments and foreign currency transactions		(2,264,498)	8,349,266
  Net unrealized appreciation on investments and foreign currency
   transactions										250,476		9,017
    Net increase (decrease) in net assets resulting from operations			(3,788,952)	4,119,749

  Capital contributions from limited partners						345,345		311,647
  Redemptions by limited partners							(2,650,878)	(691,983)

    Total increase (decrease) in net assets						(6,094,485)	3,739,413

  Net assets at the beginning of the period						22,691,035	18,636,710

  Net assets at the end of the period							$16,596,550	$22,376,123

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


											Nine Months Ended September 30,
  											2009		2008

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations				$(3,788,952)	$4,119,749

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

    Unrealized (appreciation) on investments						(250,476)	(9,017)
    Decrease in interest receivable							203		38,395
    (Increase) in prepaid expenses							(11,395)	-
    Increase (decrease) in accrued commissions payable					(50,377)	44,281
    (Decrease) in accrued incentive fees						(57,490)	(657,278)
    Increase in other payables and accruals						17,586		8,072

      Net cash provided by (used in) operating activities				(4,140,901)	3,544,202


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions					345,345		311,647
  Partner redemptions									(2,548,945)	(734,777)

    Net cash (used in) financing activities						(2,203,600)	(423,130)

      Net increase (decrease) in cash and cash equivalents				(6,344,501)	3,121,072

      Cash and cash equivalents, beginning of period					22,925,186	19,333,120

      Cash and cash equivalents, end of period						$16,580,685	$22,454,192


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker							$1,351,085	$7,339,711
    Treasury Bills									14,998,405	14,984,294
    Cash										230,186		129,179
    Money market fund									1,009		1,008

      Total cash and cash equivalents							$16,580,685	$22,454,192


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)


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

2.  Significant Accounting Policies

  FASB 168 "Accounting Standards Codification" - On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially released the FASB Accounting Standards Codification (the "Codification" or "ASC"). Pursuant to FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles will be effective for interim and annual periods ending after September 15, 2009. The fund adopted FASB 168 "Accounting Standards Codification" on July 1, 2009.
  The Codification does not change accounting principles generally accepted in the United States of America ("U.S. GAAP") but it is a major restructuring of how accounting and reporting standards that constitute how U.S. GAAP are organized. That is, the Codification will be the single source of authoritative non-governmental U.S. GAAP. The organizational changes are expected to make U.S. GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change.

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

  Use of Accounting Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)


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


  Fair Value Measurement and Disclosures - The Fund adopted the provisions of ASC 820 - "Fair Value Measurement and Disclosures", as of January 1, 2008.
ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period and year ended September 30, 2009 and December 31, 2008, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

  					Fair Value at September 30, 2009

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,009		$-		$-		$1,009
  US Treasury Bills			-		14,998,405	-		14,998,405
  Exchange traded - futures contracts	250,476		-		-		250,476
  Total					$251,485	$14,998,405	$-		$15,249,890


  					Fair Value at December 31, 2008

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,009		$-		$-		$1,009
  US Treasury Bills			-		14,997,985	-		14,997,985
  Total					$1,009		$14,997,985	$-		$14,998,994

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

Management has continued to evaluate the application of ASC 740-10-25, "Income Taxes-Overall-Recognition"" to the Fund, and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2005 through 2008 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
"

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the periods ended September 30, 2009 and 2008.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)




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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)






6.  Related Party Transactions

  The Fund has an agreement to pay commissions and fees to two related parties, Ashley Capital Management, the Fund's General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's individual CPO and president of the corporate CPO. Related party commissions were as follows:

  Commissions included in expense:

  							Nine Months Ended September 30,
  							2009		2008

  Ashley Capital Management, Inc.			$606,225	$665,901
  Futures Investment Company				984,038		1,041,045

  Total related party expenses				$1,590,263	$1,706,946

  Commissions included in accrued expenses:

  							September 30,	December 31,
  							2009		2008

  Ashley Capital Management, Inc.			$55,837		$79,523
  Futures Investment Company				45,723		72,414

  Total accrued expenses to related parties		$101,560	$151,937

  ASC 460, Guarantees, identifies certain disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)






7.  Partnership Unit Transactions

  As of September 30, 2009 and 2008 partnership units were valued at $4,447.51 and $5,103.23, respectively.

  Transactions in partnership units were as follows:

  									Units				Amount
 							 	2009		2008		2008		2009

  Limited Partner Units
    Subscriptions						65.08		59.40		$345,345	$311,647
    Redemptions							(531.78)	(138.45)	(2,650,878)	(691,983)
    Net increase (decrease) in net assets resulting from
     operations for the period ended 9/30			-		-		(3,788,952)	4,119,749
      Total							(466.70)	(79.05)		(6,094,485)	3,739,413

  General Partner Units
    Subscriptions						-		-		-		-
    Redemptions							-		-		-		-
    Net increase (decrease) in net assets resulting from
     operations for the period ended 9/30			-		-
      Total							-		-		-		-

  Total Units
    Subscriptions						65.08		59.40		345,345		311,647
    Redemptions							(531.78)	(138.45)	(2,650,878)	(691,983)
    Net increase (decrease) in net assets resulting from
     operations for the period ended 9/30			-		-		(3,788,952)	4,119,749
      Total							(466.70)	(79.05)		$(6,094,485)	$3,739,413

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at September 30, 2009 and December 31, 2008 was $1,351,085 and $7,826,204, respectively, which equals approximately 8.14% and 34.49% of Net Asset Value, respectively. Cash and cash equivalents exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2008. Cash payments for these expenses were made prior to the end of the subsequent quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $42,762,466 and $0 on long positions at September 30, 2009 and December 31, 2008, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at September 30, 2009 and December 31, 2008 were $250,476 and $ 0 respectively.

  Open contracts generally mature within three months of September 30, 2009. The latest maturity for open futures contracts is in March 2010. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)

8.  Trading Activities and Related Risks - Continued


  In March 2008, the FASB issued ASC 815, "Derivatives and Hedging". ASC 815 provides for disclosures about derivative instruments and hedging activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

  The Fund adopted the provisions of ASC 815 effective January 1, 2009.

  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

Derivative instruments
Statement of Assets and Liabilities
								Statement of Assets and 	Asset Derivatives at September	Liability Derivatives at
								Liabilities Location		30, 2009 Fair Value		September 30, 2009 Fair Value	Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss)
instruments under ASC 815					on open futures contracts	$272,995			$(22,519)			$250,476


Derivative instruments
Statement of Operations


								Line Item in the Statement 	Three Months Ended		Nine Months Ended
								of Operations			September 30, 2009		September 30, 2009

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from 	$(1,326,307)			$(2,264,498)
instruments under ASC 815					investments and foreign
								currency transactions

								Net unrealized appreciation 	$190,187			$250,476
								from investments and foreign
								currency

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2009
                                  (A Review)

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

12.  Subsequent Events

  In 2009, the Fund adopted ASC 855 "Subsequent Events". The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The General Partner evaluated subsequent events through November 12, 2009. There were no subsequent events to disclose.

13.  Financial Highlights

									Three Months Ended September 30,	Nine Months Ended September 30,
  									2009		2008			2009		2008
  Performance per unit (1)
    Net unit value, beginning of the period				$4,885.05	$5,644.61		$5,404.76	$4,175.12

    Net realized and unrealized gain (loss) on
     commodity transactions						(298.13)	(402.29)		(513.61)	1,888.23
    Investment and other income						1.88		20.36			5.25		55.58
    Expenses								(141.29)	(159.45)		(448.89)	(1,015.70)

      Net increase (decrease) for the period				(437.54)	(541.38)		(957.25)	928.11

        Net unit value at the end of the period				$4,447.51	$5,103.23		$4,447.51	$5,103.23

  Net assets at the end of the period ($000)				$16,597		$22,376			$16,597		$22,376
  Total return (2)							(8.96%)		(9.59%)			(17.71%)	22.23%

  Number of units outstanding at the end of the period			3,731.65	4,384.70		3,731.65	4,384.70

  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)					0.16%		1.49%			0.14%		1.49%
    Expenses  (3)							(12.16%)	(11.76%)		(12.09%)	(27.24%)

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

  (2)  Not annualized

  (3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
            For the Nine Months Ending September 30, 2009 and 2008


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership