Form 10-K
period 2009-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2010-03-31
CIK 865549

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-53111

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware				51-0380494

	State or other jurisdiction of		(I.R.S. Employer
	incorporation or organization		Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

          Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]	Accelerated filer [  ]

Non-accelerated filer   [X] 	Smaller reporting company [  ]
(Do not check if a smaller
reporting company)

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998 through 2008 at Registration Nos. 333-61217, 333-53111 and 333-59976.

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

Ashley Capital Management, Inc., the corporate General Partner and Commodity Pool Operator, is paid monthly fixed brokerage commissions of eleven twelfths of one percent (11/12%) of the total value of the funds available for trading in the Fund's accounts at the FCM [eleven percent (11%) per year], from which it pays seven percent (7%) of the eleven percent (11%) to Futures Investment Company as introducing broker, which in turn pays all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for trades. The FCM is selected by the General Partner and holds a portion of the Fund's trading equity and places the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund. The CTA agreements are terminable at the will of the parties.

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

The Registrant will resume the offering of Units for sale to the public upon effectiveness of a fully amended and restated prospectus (the "Prospectus"), as it may be further amended in the future, until the balance of un-issued registered securities, $819,055, as of December 31, 2009, is sold or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant
(FCM), used for other investments, and held in bank accounts to pay current obligations. The Fund maintains approximately 67% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and it also retains approximately 3% of its assets in a cash management fund that invest in U.S. Treasuries and have high liquidity. Funds maintained with the Department of Treasury and any cash management funds are in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 29% of our net assets with the futures commission merchant for margin for trading by the trading advisor. Approximately 1% of the previous month's net assets are retained in the Fund's bank accounts to pay expenses and redemptions. MF Global Inc. is registered with the National Futures Association pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

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

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ("PAAF") and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the "Litigation"). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

On December 17, 2009, MFG settled a CFTC administrative proceeding in connection with the Trading Incident and three other matters without admitting or denying any allegations and accepting a charge of failing to supervise (In the Matter of MF Global Inc. CFTC Docket No. 10-03). The three additional matters that were settled involved allegations that MF Global failed to implement procedures to ensure proper transmissions of price information for certain options that were sent to a customer, specifically that the price indications reflected a consensus taken on [a particular] time and date and were derived from different sources in the market place; failed to diligently supervise the proper and accurate preparation of trading cards and failed to maintain appropriate written authorization to conduct trades for a certain customer. Under the Commission's order, MFG agreed to pay an aggregate civil monetary penalty of $10 million (which it had previously accrued) and agreed to a cease and desist order. In addition, MFG agreed to specific undertakings related to its supervisory practices and procedures and MFG agreed that it would engage an independent outside firm to review and assess the implementation of the undertakings and certain recommendations that MFG previously accepted. At the same time, MFG, without admitting or denying the allegations made by the CME, settled a CME disciplinary action relating to the Trading Incident by paying a fine of $495,000.

On August 28, 2009, Bank of Montreal ("BMO") instituted suit against MFG and its former broker, Joseph Saab ("Saab") (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ("MRD") as independent quotes when defendants knew, or should have known, that David Lee ("Lee"), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which is pending.

In or about October 2003, MFI uncovered an apparent fraudulent scheme conducted by third parties unrelated to MFI that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to MFI all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his asssociates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at MFI were utilized to siphon money out of these accounts, on some occasions shortly after they were established. MFI was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that MFI and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by MFI. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec.1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

In December 2007, MFG, along with four other futures commission merchants ("FCMs"), were named as defendants in an action filed in the United States District Court in Corpus Christi, Texas by 47 individuals who were investors in a commodity pool (RAM I LLC) operated by Renaissance Asset Management LLC. The complaint alleges that MFG and the other defendants violated the Commodity Exchange Act and alleges claims of negligence, common law fraud, violation of a Texas statute relating to securities fraud and breach of fiduciary duty for allegedly failing to conduct due diligence on the commodity pool operator and commodity trading advisor, having accepted executed trades directed by the commodity trading advisor, which was engaged in a fraudulent scheme with respect to the commodity pool, and having permitted the improper allocation of trades among accounts. The plaintiffs claim damages of $32.0 million, plus exemplary damages, from all defendants. All of the FCM defendants moved to dismiss the complaint for failure to state a claim upon which relief may be granted. Following an initial pre-trial conference, the court granted plaintiffs leave to file an amended complaint. On May 9, 2008, plaintiffs filed an amended complaint in which plaintiffs abandoned all claims except a claim alleging that the FCM defendants aided and abetted violations of the Commodity Exchange Act. Plaintiffs now seek $17.0 million in claimed damages plus exemplary damages from all defendants. MFG filed a motion to dismiss the amended complaint which was granted by the court and appealed by the plaintiffs.

The Liquidation Trustee ("Trustee") for Sentinel Management Group, Inc. ("Sentinel") sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ("Cosmo") sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which is currently pending before the court.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ("Trimble") and/or Phidippides Capital Management ("Phidippides"). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG "materially aided and abetted" Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages "in excess of" $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

MFG and an affiliate, MF Global Market Services LLC ("Market Services"), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ("Morgan Fuel") and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the "Bottinis"). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

On October 6, 2008, Market Services commenced an arbitration against the Bottinis to recover $8.3 million, which is the amount of the debt owed to Market Services by Morgan Fuel after the liquidation of the swap transactions. MF Global Market Services LLC v. Anthony Bottini, Jr., Brian Bottini and Mark Bottini, FINRA No. 08-03673. Each of the Bottinis executed a guaranty in favor of Market Services personally and unconditionally guaranteeing payment of the obligations of Morgan Fuel upon written demand by Market Services. Market Services asserted a claim of breach of contract based upon the Bottinis' failure to honor the guarantees.

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services.

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

Item 4.  (Removed and Reserved)

N/A

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2005 to December 31, 2009.

									   For the Years Ended December 31,
  							2009		2008		2007		2006		2005
  Performance per unit (3)
  Net unit value, beginning of the year			$5,404.76	$4,175.12	$3,489.87	$3,357.08	$2,731.41

  Net realized and unrealized gain (loss) on
  commodity transactions				(753.79)	2,355.63	1,365.97	505.12		1,206.19
  Investment and other income				6.44		64.59		151.43		139.17		80.59
  Expenses (1)						(574.17)	(1,190.58)	(832.15)	(511.50)	(661.11)

  Net increase (decrease) for the year			(1,321.52)	1,229.64	685.25		132.79		625.67

  Net unit value at the end of the year			$4,083.24	$5,404.76	$4,175.12	$3,489.87	$3,357.08

  Net assets at the end of the year ($000)		$14,711		$22,691		$18,637		$17,015		$16,842
  Total return (1)					(24.45%)	29.45%		19.64%		3.94%		22.91%

  Number of units outstanding at the end of the year	3,602.89	4,198.35	4,463.75	4,875.48	5,016.79


  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)			0.13%		1.30%		4.14%		4.22%		2.57%
  Expenses  (2)						(12.02%)	(24.03%)	(22.47%)	(4.36%)		(10.19%)

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions for 2005 and prior years.

  (3) For the years ended December 31, 2006 and 2005, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2009, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2009 and 2008:

							  2009								  2008
				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		(999,419)	121,517		(1,136,120)	(884,422)	3,382,295	6,738,452	(1,762,464)	2,045,462

Net Income (Loss)		(1,646,440)	(477,424)	(1,665,087)	(1,372,912)	2,049,905	4,447,545	(2,377,701)	1,341,430

Net Income (Loss) per limited
 partnership unit		(393.09)	(126.62)	(437.54)	(364.27)	456.85		1,012.64	(541.38)	301.53

Net Income (Loss) per general
 partnership unit (if any)	-		-		-		-		-		-		-		-

Net asset value per partnership
 unit at the end of period.	5,011.67	4,885.05	4,447.51	4,083.24	4,631.97	5,644.61	5,103.23	5,404.76

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000 through 2009 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $(2,898,444) [$(753.79) per Unit] and $10,403,745 [$2,355.63 per Unit]
for the twelve months ended December 31, 2009 and December 31, 2008, respectively. The Fund's results after payment and accrual of expenses for the twelve months ended December 31, 2009 and December 31, 2008 were profits (losses) of $(5,130,863) [$(1,321.52) per Unit] and $5,461,179 [$1,229.64
Unit], respectively. The net asset value ("NAV") per Unit as of December 31, 2009, was $4,083.24, a decrease of (24.5)% from the December 31, 2008 NAV per Unit of $5,404.76.

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

Registrant's average net assets during the twelve months ended December 31, 2009 were approximately $18,779,314 a decrease of (13.6)% over average net assets during the twelve months ended December 31, 2008 of $21,745,174. The decreases in average net assets during the comparative twelve month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the twelve months ended December 31, 2009 and December 31, 2008 were $(2,848,694) and $(1,406,854), respectively.

Interest income is earned on the Fund's assets, either through investment in short - term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the twelve months ended December 31, 2009 was $25,287, a (91.0)% decrease over the interest income for the twelve months ended December 31, 2008 of $282,259. The decrease in interest income for the comparative twelve month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the twelve months ended December 31, 2009 were $2,108,568, a (14.8)% decrease over the commissions for the twelve months ended December 31, 2008 of $2,474,512. The decrease in commissions for the comparative twelve month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the current incentive fees. Trading advisor incentive fees during the twelve months ended December 31, 2009 and December 31, 2008 were $0 and $2,562,761, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the twelve months ended December 31, 2009 and December 31, 2008 were $149,138 and $187,552, respectively. The decrease over the comparative twelve month periods was primarily due to reduced state registration fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2009 were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data in this Report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2009, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

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

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 65, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Code of Ethics

The Fund General Partner is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the General Partner are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association are responsible for the quality of the Fund disclosures or its operation, as those functions are exclusively the responsibility of the Fund and its General Partner.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund as of December 31, 2009:

Name	Percent Ownership

None	N/A

(b) As of December 31, 2009, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2009 and 2008 were $25,127 and $16,535, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2009 and 2008 were $5,000 and $5,500, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Atlas Futures Fund, Limited Partnership
					By Ashley Capital Management, Inc.
					Its General Partner


Date: March 30, 2010			By:  /s/ Michael Pacult
					Mr. Michael P. Pacult
					Sole Director, Sole Shareholder
					President and Treasurer

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2009























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - December 31, 2009	F-4

  Schedule of Investments - Cash and Securities - December 31, 2008	F-5

  Statements of Operations						F-6

  Statements of Changes in Net Assets					F-7

  Statements of Cash Flows						F-8

  Notes to the Financial Statements					F-9 - F-16

  Affirmation of the Commodity Pool Operator				F-17

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have audited the accompanying statements of assets and liabilities, including the schedule of investments, of Atlas Futures Fund, Limited Partnership, as of December 31, 2009 and 2008, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2009 and 2008, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2009 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 15, 2010


                     300 Village Green Drive, Suite 210 *
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities
                          December 31, 2009 and 2008

  								2009		2008

Assets

  Investments

  Equity in broker trading accounts


  Cash and cash equivalents at broker				$4,359,494	$7,826,204


  Total equity in broker trading accounts			4,359,494	7,826,204

  U.S. Treasury Bills (cost $9,997,725 and $14,977,729)		9,998,497	14,997,985

  Cash								120,240		99,988
  Money market fund						501,014		1,009
  Interest receivable						-		203
  Prepaid expenses						11,395		-
  Total assets							14,990,640	22,925,389

Liabilities

  Partner redemptions payable					168,311		1,027
  Accrued commissions payable to related parties		86,485		151,937
  Incentive fees payable					-		57,490
  Other accrued liabilities					24,366		23,900

  Total liabilities						279,162		234,354

Net assets							$14,711,478	$22,691,035


Analysis of net assets

  Limited partners						$14,711,478	$22,691,035
  General partners						-		-

  Net assets (equivalent to $4,083.24 and $5,404.76 per unit)	$14,711,478	$22,691,035


Partnership units outstanding

  Limited partners units outstanding				3,602.89	4,198.35
  General partners units outstanding				-		-

  Total partnership units outstanding				3,602.89	4,198.35


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                               December 31, 2009



													 Fair Value		Percent
Description				Maturity Date		Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill		January 14, 2010	$4,999,115	$5,000,000	4,999,872	$4,999,872
  United States Treasury Bill		April 1, 2010		4,998,610	5,000,000	4,998,625	4,998,625
    Total United States Treasury Bills				$9,997,725	$10,000,000			$9,998,497	67.96%


Cash in trading accounts:
United States Markets										4,149,299	$4,149,299

   Total cash in trading accounts denominated in U.S. Dollars							4,149,299	28.20%

Cash denominated in foreign currency:
Euro Dollar Markets - EUR									128,214		183,622
British Pound Markets - GBP									16,451		26,573
														210,195		1.43%
   Total cash denominated in foreign currency

     Total cash in trading accounts										$4,359,494	29.63%

Money market fund (501,013.80 shares at $1 per share)						501,014		$501,014	3.41%

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


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2009, 2008 and 2007

										2009		2008		2007

Investment income

  Interest income								$25,287		$282,259	$710,446

  Total investment income							25,287		282,259		710,446

Expenses

  Commission expense								2,108,568	2,474,512	1,887,822
  Management fees								-		-		63,946
  Incentive fees								-		2,562,761	1,687,737
  Professional accounting and legal fees					135,300		150,500		203,992
  Other operating and administrative expenses					13,838		37,052		14,362

  Total expenses								2,257,706	5,224,825	3,857,859

  Net investment (loss)								(2,232,419)	(4,942,566)	(3,147,413)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments									(2,533,985)	11,614,138	7,053,695
  Foreign currency transactions							(364,459)	(1,210,393)	1,115,290

  Net realized gain (loss) from investments and
  foreign currency transactions							(2,898,444)	10,403,745	8,168,985

  Net unrealized (depreciation) on:
  Investments									-		-		(1,344,852)
  Foreign currency transactions							-		-		(588,830)

  Net unrealized (depreciation) on
  investments and foreign currency transactions					-		-		(1,933,682)

  Net realized and unrealized income (loss) from investments
  and foreign currency transactions						(2,898,444)	10,403,745	6,235,303

  Net increase (decrease) in net assets resulting from operations		$(5,130,863)	$5,461,179	$3,087,890


Net income (loss) per unit (for a single unit outstanding during the entire year)
  Limited partnership unit							$(1,321.52)	$1,229.64	$685.25
  General partnership unit							$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

               For the Years Ended December 2009, 2008 and 2007


  										2009		2008		2007


Increase (decrease) in net assets from operations
Net investment (loss)								$(2,232,419)	$(4,942,566)	$(3,147,413)
Net realized gain (loss) from investments and foreign currency transactions	(2,898,444)	10,403,745	8,168,985
Net unrealized (depreciation) on investments and foreign currency
transactions									-		-		(1,933,682)
Net increase (decrease) in net assets resulting from operations			(5,130,863)	5,461,179	3,087,890

Capital contributions from limited partners					345,345		411,613		281,915
Redemptions by limited partners							(3,194,039)	(1,818,467)	(1,747,881)

  Total increase (decrease) in net assets					(7,979,557)	4,054,325	1,621,924

Net assets at the beginning of the year						22,691,035	18,636,710	17,014,786

Net assets at the end of the year						$14,711,478	$22,691,035	$18,636,710

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2009, 2008 and 2007


  										2009		2008		2007

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$(5,130,863)	$5,461,179	$3,087,890

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

  (Increase) in prepaid expenses						(11,395)	-		-
  Unrealized depreciation on investments					-		-		1,933,681
  Increase (decrease) in interest receivable					203		43,906		(44,109)
  Increase (decrease) in accrued commissions payable				(65,452)	144,593		(669)
  Increase (decrease) in accrued incentive fees					(57,490)	(599,788)	422,250
  Increase in other payables and accruals					466		1,820		21,231


  Net cash provided by (used in) operating activities				(5,264,531)	5,051,710	5,420,274


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				345,345		411,613		281,915
  Partner redemptions								(3,026,755)	(1,871,257)	(1,860,287)

  Net cash (used in) financing activities					(2,681,410)	(1,459,644)	(1,578,372)

  Net increase (decrease) in cash and cash equivalents				(7,945,941)	3,592,066	3,841,902

  Cash and cash equivalents, beginning of year					22,925,186	19,333,120	15,491,218


  Cash and cash equivalents, end of year					$14,979,245	$22,925,186	$19,333,120


  End of year cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$4,359,494	$7,826,204	$19,285,953
  Treasury Bills								9,998,497	14,997,985	-
  Cash										120,240		99,988		47,167
  Money market fund								501,014		1,009		-

  Total cash and cash equivalents						$14,979,245	$22,925,186	$19,333,120


 										$14,979,245	$22,925,186	$19,333,120

										$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009



1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. (the "General Partner") and Michael Pacult are the General Partners and the commodity pool operators ("CPO's") of the Fund. As of September 30, 2007, the sole registered commodity trading advisor ("CTA") of the fund was Clarke Capital Management, Inc. ("Clarke"), which has served as CTA since commencement of Fund business. From February 1, 2005 until October 1, 2007, NuWave Investment Corp. ("NuWave") also served as CTA. The CTAs have the authority to trade as much of the Fund's equity as is allocated to them by the General Partner, which is currently estimated to be 99% of total equity. Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

2.  Significant Accounting Policies

  FASB 168 "Accounting Standards Codification" - On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially released the Accounting Standards Codification (the "Codification" or "ASC"). Pursuant to FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles will be effective for interim and annual periods ending after September 15, 2009. The fund adopted FASB 168 "Accounting Standards Codification" on July 1, 2009.
  The Codification does not change accounting principles generally accepted in the United States of America ("GAAP") but it is a major restructuring of how accounting and reporting standards that constitute how GAAP are organized. That is, the Codification will be the single source of authoritative non-governmental GAAP. The organizational changes are expected to make GAAP easier to research by simplifying user access to all authoritative guidance. As a result, content will reside in new locations within the Codification which means referencing to specific guidance will change.

  Registration Costs - Costs incurred for the initial filings with the SEC, Financial Industry Regulatory Authority and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs, in addition to the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

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

  Use of Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009



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


  Fair Value Measurement and Disclosures - The Fund adopted the provisions of Accounting Standards Codification 820 - "Fair Value Measurement and Disclosures", or ASC 820, as of January 1, 2008. ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
  ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2009 and 2008, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2009 and 2008.

  						    Fair Value at December 31, 2009
  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$501,014	$-		$-		$501,014
  US Treasury Bills			-		9,998,497	-		9,998,497
  Total					$501,014	$9,998,497	$-		$10,499,511


   						    Fair Value at December 31, 2008
  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,009		$-		$-		$1,009
  US Treasury Bills			-		14,997,985	-		14,997,985
  Total					$1,009		$14,997,985	$-		$14,998,994


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

  Management has continued to evaluate the application of ASC 740-10-25, "Income Taxes-Overall-Recognition" to the Fund, and has determined that ASC 740-10-25 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2006 through 2009 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2009 , 2008 and 2007.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009



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

  Federal Income Tax Allocations - As of the end of each fiscal year, the Fund's realized capital gain or loss and ordinary income or loss shall be allocated among the partners, after having given effect to the fees and expenses of the Fund.

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


5.  Fees

  The Fund was charged the following fees:

  The General Partner is entitled to an 11% fixed annual brokerage commission. It receives 4% of the commissions and the Fund pays the introducing broker that remaining 7%.

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke.

  NuWave was paid a quarterly incentive fee of 20% of "new profits" and also received a monthly management fee based upon the rate of trading assigned by NuWave and approved by the General Partner of up to 3% (annualized) on the first $2,000,000 in allocated equity and up to 2% on the allocated equity above $2,000,000.

  Effective October 1, 2007, NuWave Investment Corp. was removed as a CTA to the Fund and it ceased earning management and incentive fees.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009



6.  Related Party Transactions

  The Fund pay commissions to the General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult, the Fund's individual CPO and president of the corporate CPO. Related party commissions were as follows:

  Commissions included in expense:

 						2009		2008		2007

  General Partner				$766,090	$898,144	$683,623
  Futures Investment Company			1,251,360	1,423,668	1,049,076

  Total related party expenses			$2,017,450	$2,321,812	$1,732,699

  Commissions included in accrued expenses:

						December 31,	December 31,
  						2009		2008

  General Partner				$51,924		$79,523
  Futures Investment Company			34,561		72,414

  Total accrued expenses to related parties	$86,485		$151,937



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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009



7.  Partnership Unit Transactions

  As of December 31, 2009 , 2008, and 2007 partnership units were valued at $4,083.24, $5,404.76 and $4,175.12 respectively.

  Transactions in partnership units were as follows:

						Units						Amount
				2009		2008		2007		2009		2008		2007

  Limited Partner Units
  Subscriptions			65.09		78.15		75.10		$345,345	$411,613	$281,915
  Redemptions			(660.55)	(343.56)	(486.83)	(3,194,039)	(1,818,467)	(1,747,881)
  Total				(595.46)	(265.41)	(411.73)	(2,848,694)	(1,406,854)	(1,465,966)

  General Partner Units
  Subscriptions			-		-		-		-		-		-
  Redemptions			-		-		-		-		-		-
  Total				-		-		-		-		-		-

  Total Units
  Subscriptions			65.09		78.15		75.10		345,345		411,613		281,915
  Redemptions			(660.55)	(343.56)	(486.83)	(3,194,039)	(1,818,467)	(1,747,881)
  Total				(595.46)	(265.41)	(411.73)	$(2,848,694)	$(1,406,854)	$(1,465,966)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009


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

  Each U.S. commodity exchange, with the approval of the CFTC and the futures commission merchant, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at December 31, 2009 and 2008 was $4,359,494 and $7,826,204, respectively, which equals approximately 29.63% and 34.49% of Net Asset Value, respectively. Cash and cash equivalents exceeded Net Asset Value because of accrued expenses and partner redemptions at December 31, 2009 and 2008. Cash payments for these expenses were made prior to the end of the subsequent quarter. Prior to April, 2007, the fund purchased United States Treasury Bills as a form of margin and the Fund earned interest on this margin. As of April 2007, the Fund benefits from an arrangement with the FCM whereby the FCM pays the Fund the daily Treasury Bill or Libor rate minus 10 basis points on the net liquidity of the Fund. Beginning in the second quarter of 2008, the Fund resumed investing in United States Treasury Bills.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $0 and $0 on long positions at December 31, 2009 and 2008, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at December 31, 2009 and 2008 were $0 and $0 respectively.

  Open contracts generally mature within three months of December 31, 2009. The Fund had no open contracts at December 31, 2009

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009


8.  Trading Activities and Related Risks - Continued


  In March 2008, the FASB issued Accounting Standards Codification 815 (ASC
815), "Derivatives and Hedging". ASC 815 provides for disclosures about derivative instruments and hedging activities. ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Fund's financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

  The Fund adopted the provisions of ASC 815 effective January 1, 2009.

  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

				Derivative Instruments
				Statement of Assets and Liabilities

													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2009 Fair Value		2009 Fair Value		Net

Derivatives not designated as 	  Commodity contracts	Net unrealized gain (loss) on open		$-			$-			$-
hedge instruments under ASC 815				futures contracts

				Derivative Instruments
				Statement of Operations

													For the Year Ended
  							Line Item in the Statement of Operations	December 31, 2009

Derivatives not designated as 	  Commodity contracts	Net realized (loss) from investments  		$(2,898,444)
hedge instruments under ASC 815				and foreign currency transactions


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009


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

12.  Subsequent Events

  In 2009, the Fund adopted ASC 855 "Subsequent Events". The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The General Partner evaluated subsequent events through March 15, 2010. There were no subsequent events to disclose.


13.  Financial Highlights

									   For the Years Ended December 31,
  							2009		2008		2007		2006		2005
  Performance per unit (3)
  Net unit value, beginning of the year			$5,404.76	$4,175.12	$3,489.87	$3,357.08	$2,731.41

  Net realized and unrealized gain (loss) on
  commodity transactions				(753.79)	2,355.63	1,365.97	505.12		1,206.19
  Investment and other income				6.44		64.59		151.43		139.17		80.59
  Expenses (1)						(574.17)	(1,190.58)	(832.15)	(511.50)	(661.11)

  Net increase (decrease) for the year			(1,321.52)	1,229.64	685.25		132.79		625.67

  Net unit value at the end of the year			$4,083.24	$5,404.76	$4,175.12	$3,489.87	$3,357.08

  Net assets at the end of the year ($000)		$14,711		$22,691		$18,637		$17,015		$16,842
  Total return (1)					(24.45%)	29.45%		19.64%		3.94%		22.91%

  Number of units outstanding at the end of the year	3,602.89	4,198.35	4,463.75	4,875.48	5,016.79


  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)			0.13%		1.30%		4.14%		4.22%		2.57%
  Expenses  (2)						(12.02%)	(24.03%)	(22.47%)	(4.36%)		(10.19%)

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


  (1)  Includes brokerage commissions

  (2)  Excludes brokerage commissions for 2005 and prior years.

  (3) For the years ended December 31, 2006 and 2005, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value. For the years ended December 31, 2009, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership