Form 10-Q
period 2010-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2010-05-17
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2010

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

Yes [   ] No [   ] Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]	Non-accelerated filer 		[X]
Accelerated filer 	[  ]	Smaller Reporting Company	[ ]

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2010 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 78% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and 4% in a cash management fund that invests in U.S. Treasuries and has high liquidity. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 17% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. About 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. Upon effectiveness of a post effective amendment to be filed with the SEC, the Registrant will continue to offer Units for sale to the public via its prospectus until the balance, as of the
date of this Report, of $794,815 in face amount of Units are sold.    As of
the date of this Report, of the $15,000,000 in Units registered, $14,205,185 has been sold and, upon redemption by the holder, will not be resold. Absent the registration of additional Units, the Fund will be capitalized at $15,000,000 subject to redemption of Units by the holders as they request, which are expected to be honored by the General Partner.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2009, and the three months ended March 31, 2010 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $(834,258) [$(233.77) per Unit] and $(999,419) [$(239.47) Unit] for the
three months ended March 31, 2010 and March 31, 2009, respectively. The Fund's results after payment and accrual of expenses for the three months ended March 31, 2010 and March 31, 2009 were profits (losses) of $(1,243,076) [$(349.81) per Unit] and $(1,646,440) [$(393.09) Unit], respectively. The net asset value ("NAV") per Unit as of March 31, 2010, was $3,733.43, a decrease of 25.51% from the March 31, 2009 NAV per Unit of $5,011.67. The decrease includes the intervening quarters of 2009.

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

Registrant's average net assets during the three months ended March 31, 2010 were approximately $13,477,716, a decrease of 38.18% over average net assets during the three months ended March 31, 2009 of $21,802,645. The decrease includes decreases made during the intervening quarters of 2009. The decreases in average net assets during the comparative three month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the three months ended March 31, 2010 and March 31, 2009 were $(1,090,286) and $(326,941), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the three months ended March 31, 2010 was $1,936 a 66.94% decrease over the interest income for the three months ended March 31, 2009 of $5,856. The decrease in interest income for the comparative three month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the three months ended March 31, 2010 were $382,455, a 37.365% decrease over the commissions for the three months ended March 31, 2009 of $613,414. The decrease in commissions for the comparative three month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the incentive fees. Trading advisor incentive fees during the three months ended March 31, 2010 and March 31, 2009 were $0 and $0, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the three months ended March 31, 2010 and March 31, 2009 were $28,299 and $39,463, respectively. The decrease over the comparative three month periods was primarily due to reduced professional fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF
Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Sec 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2009 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:				Atlas Futures Fund, Limited Partnership
					By Ashley Capital Management, Incorporated
					Its General Partner


					By: /s/ Michael Pacult
					Mr. Michael Pacult
					Sole Director, Sole Shareholder,
					President, and Treasurer of the General Partner

Date:  May 14, 2010

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2010























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - March 31, 2010	F-4

  Schedule of Investments - Futures Contracts - March 31, 2010		F-5

  Schedule of Investments - Cash and Securities - December 31, 2009	F-6

  Statements of Operations						F-7

  Statements of Changes in Net Assets					F-8

  Statements of Cash Flows						F-9

  Notes to the Financial Statements				    F-10 - F-17

  Affirmation of the Commodity Pool Operator				F-18

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of March 31, 2010 and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2010 and 2009. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership as of December 31, 2009 and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 15, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2009 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 10, 2010


                     300 Village Green Drive, Suite 210 *
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

									March 31,	December 31,
									2010		2009
									(A Review)
Assets

  Investments

  Equity in broker trading accounts

  Cash and cash equivalents at broker					$2,123,865	$4,359,494
  Net unrealized gain on open futures contracts				12,987		-

  Total equity in broker trading accounts				2,136,852	4,359,494

  U.S. Treasury Bills (cost $9,998,104 and $9,997,725)			9,999,916	9,998,497

  Cash									223,999		120,240
  Money market fund							501,026		501,014
  Prepaid expenses							8,546		11,395
  Total assets								12,870,339	14,990,640

Liabilities

  Partner redemptions payable						419,620		168,311
  Accrued commissions payable to related parties			58,331		86,485
  Incentive fees payable						-		-
  Other accrued liabilities						14,272		24,366

  Total liabilities							492,223		279,162

Net assets								$12,378,116	$14,711,478


Analysis of net assets

  Limited partners							$12,378,116	$14,711,478
  General partners							-		-

  Net assets (equivalent to $3,733.43 and $4,083.24 per unit)		$12,378,116	$14,711,478


Partnership units outstanding

  Limited partners units outstanding					3,315.46	3,602.89
  General partners units outstanding					-		-

  Total partnership units outstanding					3,315.46	3,602.89

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                March 31, 2010

                                  (A Review)

											Fair Value		Percent
Description			Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
United States Treasury Bill	April 1, 2010	$4,998,610	$5,000,000	5,000,000	$5,000,000
United States Treasury Bill	April 15, 2010	4,999,494	5,000,000	4,999,916	4,999,916
  Total United States
   Treasury Bills				$9,998,104	$10,000,000			$9,999,916	80.79%


Cash in trading accounts:
  United States Markets								2,106,055	$2,106,055

   Total cash in trading accounts
    denominated in U.S. Dollars									2,106,055	17.01%

Cash denominated in foreign currency:
  Euro Dollar Markets - EUR							2,480		3,766
  British Pound Markets - GBP							10,396		14,044
												17,810		0.14%
Total cash denominated in foreign currency

   Total cash in trading accounts								$2,123,865	17.15%

Money market fund (501,025.86 shares at $1 per share)				501,026		$501,026	4.05%

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                March 31, 2010

                                  (A Review)

										Fair Value		Percent of
Description				Expiration Date	Contracts	Local Currency	U.S. Dollars	Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:

  NYC Cotton				May 2010	5		3,300		$3,300
  IMM Canadian $			June 2010	5		1,650		1,650
  IMM Canadian $			June 2010	5		(1,200)		(1,200)
  IMM Euro DLR				September 2010	5		(250)		(250)
  IPE Gas Oil				May 2010	5		3,500		3,500
  											7,000		0.06%
  United States commodity futures positions held short:

  CBOT Corn				May 2010	5		3,313		3,313
  Total United States commodity futures
   positions held short									3,313		0.03%

  Euro commodity futures positions held long:
  LIF 3M Euribor			September 2010	5		625		844
  EURX Eurobobl				June 2010	5		1,200		1,622
  EURO E-Schatz				June2010	5		225		304

  Total Euro commodity futures positions
   held long										2,770		0.02%

  British Pounds  commodity futures positions held long:

  LIF 3M STG IR				December 2010	5		62		94
  LIF 3M STG IR				December 2010	5		(125)		(190)

  Total British Pounds commodity
   futures positions held long								(96)		0.00%


  Net commodity futures positions							$12,987		0.11%

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

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

										Three Months Ended March 31,
  										2010		2009

Investment income

  Interest income								$1,936		$5,856

    Total investment income							1,936		5,856

Expenses

  Commission expense								382,455		613,414
  Incentive fees								-		-
  Professional fees								23,500		37,500
  Other operating expenses							4,799		1,963

  Total expenses								410,754		652,877

  Net investment (loss)								(408,818)	(647,021)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments									(869,124)	(775,687)
  Foreign currency transactions							21,879		(223,732)

  Net realized gain (loss) from investments and foreign currency transactions	(847,245)	(999,419)

  Net unrealized appreciation on:
  Investments									10,313		-
  Foreign currency transactions							2,674		-

  Net unrealized appreciation on investments and foreign currency transactions	12,987		-

  Net realized and unrealized (loss) from investments
   and foreign currency transactions						(834,258)	(999,419)

  Net (decrease) in net assets resulting from operations			$(1,243,076)	$(1,646,440)


Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit							$(349.81)	$(393.09)
  General partnership unit							$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

										Three Months Ended March 31,
										2010		2009


Increase (decrease) in net assets from operations
Net investment (loss)								$(408,818)	$(647,021)
Net realized (loss) from investments and foreign currency transactions		(847,245)	(999,419)
Net unrealized appreciation on investments and foreign currency
 transactions									12,987		-
Net (decrease) in net assets resulting from operations				(1,243,076)	(1,646,440)

Capital contributions from limited partners					40,361		272,756
Redemptions by limited partners							(1,130,647)	(599,697)

  Total (decrease) in net assets						(2,333,362)	(1,973,381)

Net assets at the beginning of the period					14,711,478	22,691,035

Net assets at the end of the period						$12,378,116	$20,717,654

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)


										Three Months Ended March 31,
										2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(1,243,076)	$(1,646,440)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

  Decrease in prepaid expenses							2,849		-
  Unrealized (appreciation) on investments					(12,987)	-
  Decrease in interest receivable						-		203
  Increase (decrease) in accrued commissions payable				(28,154)	28,848
  (Decrease) in incentive fees payable						-		(57,490)
  Increase (decrease) in other accrued liabilities				(10,094)	3,027

  Net cash (used in) operating activities					(1,291,462)	(1,671,852)


Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				40,361		272,756
  Partner redemptions								(879,338)	(479,542)

  Net cash (used in) financing activities					(838,977)	(206,786)

  Net (decrease) in cash and cash equivalents					(2,130,439)	(1,878,638)

  Cash and cash equivalents, beginning of period				14,979,245	22,925,186


  Cash and cash equivalents, end of period					$12,848,806	$21,046,548


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$2,123,865	$5,799,416
  Treasury Bills								9,999,916	14,997,451
  Cash										223,999		248,672
  Money market fund								501,026		1,009

  Total cash and cash equivalents						$12,848,806	$21,046,548


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. (the "Corporate General Partner") and Michael Pacult (the "Individual General Partner" and collectively the "General Partner") are the General Partners and the commodity pool operators ("CPO's") of the Fund. The sole registered commodity trading advisor ("CTA") of the fund is Clarke Capital Management, Inc. ("Clarke"). Effective July, 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

  The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 ("the Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

  Use of Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


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


  Fair Value Measurement and Disclosures - Accounting Standards Codification ("ASC") 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2010 and year ended December 31, 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

  				Fair Value at March 31, 2010

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$501,026	$-		$-		$501,026
  US Treasury Bills			-		9,999,916	-		9,999,916
  Exchange traded - futures contracts	12,987		-		-		12,987
  Total					$514,013	$9,999,916	$-		$10,513,929


 				 Fair Value at December 31, 2009

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$501,014	$-		$-		$501,014
  US Treasury Bills			-		9,998,497	-		9,998,497
  Total					$501,014	$9,998,497	$-		$10,499,511

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2010 or March 31, 2009.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


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

5.  Fees

  The Fund charged the following fees:

  The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets on deposit with the FCM for domestic trades plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the three months ended March 31, 2010 and 2009.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expense:

  						For The Three Months Ended March 31,
  						2010		2009

  Corporate General Partner			$138,782	$222,807
  Futures Investment Company			230,288		345,386

  Total related party expenses			$369,070	$568,193

  Commissions included in accrued expenses:

  						March 31,	December 31,
 						2010		2009

  Corporate General Partner			$43,296		$51,924
  Futures Investment Company			15,035		34,561

  Total accrued expenses to related parties	$58,331		$86,485


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)

7.  Partnership Unit Transactions

  As of March 31, 2010 and 2009 partnership units were valued at $3,733.43 and $5,011.67 respectively.

  Transactions in partnership units were as follows:

  					Units				Amount
  				2010		2008		2009		2010

  Limited Partner Units
  Subscriptions			10.44		50.60		$40,361		$272,756
  Redemptions			(297.87)	(115.07)	(1,130,647)	(599,697)
  Total				(287.43)	(64.47)		(1,090,286)	(326,941)

  General Partner Units
  Subscriptions			-		-		-		-
  Redemptions			-		-		-		-
  Total				-		-		-		-

  Total Units
  Subscriptions			10.44		50.60		40,361		272,756
  Redemptions			(297.87)	(115.07)	(1,130,647)	(599,697)
  Total				(287.43)	(64.47)		$(1,090,286)	$(326,941)

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)

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

  Each U.S. commodity exchange, with the approval of the CFTC and the FCM, establish minimum margin requirements for each traded contract. The futures commission merchant may increase the margin requirements above these minimums for any or all contracts. In general, the amount of required margin should never fall below 10% of the Net Asset Value. The cash deposited in trading accounts at March 31, 2010 and December 31, 2009 was $2,123,865 and $4,359,494, respectively, which equals approximately 17.15% and 29.63% of Net Asset Value, respectively. Cash and cash equivalents exceeded Net Asset Value because of accrued expenses and partner redemptions at March 31, 2010 and December 31, 2009. Cash payments for these expenses were made prior to the end of the subsequent quarter.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $7,836,179 and $0 on long positions at March 31, 2010 and December 31, 2009, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at March 31, 2010 and December 31, 2009 were $12,987 and $0 respectively.

  Open contracts generally mature within three months of March 31, 2010. The latest maturity for open futures contracts is in December 2010. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


8.  Trading Activities and Related Risks - Continued


  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

				Derivative Instruments
			Statement of Assets and Liabilities

														Asset Derivatives 	Liability Derivatives
														at March 31, 2010 	at March 31, 2010
  								Statement of Assets and Liabilities Location	Fair Value	  	Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open
instruments under ASC 815					futures contracts				$14,627			$(1,640)		$12,987

														Asset Derivatives 	Liability Derivatives
														at December 31, 	at December 31,
  								Statement of Assets and Liabilities Location	2009 Fair Value	  	2009 Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open 		$-			$-			$-
instruments under ASC 815					futures contracts


  				Derivative Instruments
  				Statement of Operations

  														For the three 		For the three
														months ended		months ended
								Line Item in the Statement of Operations	March 31, 2010		March 31, 2009

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$(834,258)		$(999,419)

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                March 31, 2010
                                  (A Review)


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


12.  Financial Highlights

						Three Months Ended March 31,
						2010		2009
  Performance per unit (1)
  Net unit value, beginning of the period	$4,083.24	$5,404.76

  Net realized and unrealized (loss) on
  commodity transactions			(233.77)	(239.47)
  Investment and other income			0.55		1.40
  Expenses					(116.59)	(155.02)

  Net (decrease) for the period			(349.81)	(393.09)

  Net unit value at the end of the period	$3,733.43	$5,011.67

  Net assets at the end of the period ($000)	$12,378		$20,718

  Total return (2)				(8.57%)		(7.27%)

  Number of units outstanding at the end of
   the period					3,315.46	4,133.88


  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)		0.06%		0.12%
    Expenses  (3)				(12.19%)	(11.96%)

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

  (2)  Not annualized

  (3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Three Months Ended March 31, 2010 and 2009

*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership