Form 10-Q
period 2010-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2010-08-16
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2010

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

                        Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2010 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 87% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and 4% in a cash management fund that invests in U.S. Treasuries and has high liquidity. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 7% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. About 2% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the

Fund, including any trading losses. Upon effectiveness of an S-1 registration statement to be filed with the SEC in the near future, the Registrant will offer registered Units for sale to the public via its prospectus until the maximum in face amount of Units are sold. As of the date of this Report, $14,205,185 has been sold pursuant to a previous registration statement and, upon redemption by the holder, will not be resold.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2009, and the six months ended June 30, 2010 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading (losses) before commissions were $(872,663)[$(245.09) per Unit] and $(877,902)[$(215.48) per Unit] for the six
months ended June 30, 2010 and June 30, 2009, respectively. The Fund's results after payment and accrual of expenses for the six months ended June 30, 2010 and June 30, 2009 were (losses) of $(1,638,088) [$(471.64) per Unit]
and $(2,123,865) [$(519.71) per Unit], respectively. The net asset value ("NAV") per Unit as of June 30, 2010, was $3,611.60, a decrease of 26.07% from the June 30, 2009 NAV per Unit of $4,885.05. The decrease includes the intervening quarters of 2009 and 2010.

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

Registrant's average net assets during the six months ended June 30, 2010 were approximately $12,556,529, a decrease of 39.86% over average net assets during the six months ended June 30, 2009 of $20,880,918. The decrease includes decreases made during the intervening quarters of 2010 and 2009. The decreases in average net assets during the comparative six month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the six months ended June 30, 2010 and June 30, 2009 were $(2,400,758) and $(1,913,493), respectively.

Interest income is earned on the Fund's assets, either through investment in short term cash instruments or through its deposits with the clearing broker. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the six months ended June 30, 2010 was $5,499 a 60.09% decrease over the interest income for the six months ended June 30, 2009 of $13,777. The decrease in interest income for the comparative six month periods was primarily due to significantly reduced short term interest rates.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the six months ended June 30, 2010 were $709,940, a 39.50% decrease over the commissions for the six months ended June 30, 2009 of $1,173,540. The decrease in commissions for the comparative six month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the incentive fees. Trading advisor incentive fees during the six months ended June 30, 2010 and June 30, 2009 were $ 0 and $0, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the six months ended June 30, 2010 and June 30, 2009 were $60,984 and $86,200, respectively. The decrease over the comparative six month periods was primarily due to reduced professional fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through June 30, 2010.

Subsequent Events: A post effective amendment to the Fund's registration statement was filed on June 29, 2010 to update the Fund's prospectus; however, its withdrawal was requested by the General Partner on August 13, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  August 16, 2010

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                 June 30, 2010























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





									Page

  Report of Independent Registered Public Accounting Firm		F-2

  Statements of Assets and Liabilities					F-3

  Schedule of Investments - Cash and Securities - June 30, 2010		F-4

  Schedule of Investments - Futures Contracts - June 30, 2010		F-5

  Schedule of Investments - Cash and Securities - December 31, 2009	F-6

  Statements of Operations						F-7

  Statements of Changes in Net Assets					F-8

  Statements of Cash Flows						F-9

  Notes to the Financial Statements				    F-10 - F-16

  Affirmation of the Commodity Pool Operator				F-17

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of June 30, 2010 and the related statements of operations for the three and six months ended June 30, 2010 and 2009, and the statements of changes in net assets and cash flows for the six months ended June 30, 2010 and 2009. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 9, 2010


                     300 Village Green Drive, Suite 210 *
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								June 30,	December 31,
								2010		2009
								(A Review)
Assets

  Investments

    Equity in broker trading accounts

      Cash and cash equivalents at broker			$660,238 	$4,359,494
      Net unrealized gain on open futures contracts		60,751 		-

        Total equity in broker trading accounts			720,989 	4,359,494

    U.S. Treasury Bills (cost $9,996,208 and $9,997,725)	9,999,675 	9,998,497

    Cash							233,030 	120,240
    Money market fund						501,038 	501,014
    Prepaid expenses						5,698 		11,395
      Total assets						11,460,430 	14,990,640

Liabilities

  Partner redemptions payable					716,329 	168,311
  Accrued commissions payable to related parties		54,259 		86,485
  Other accrued liabilities					17,210 		24,366

    Total liabilities						787,798 	279,162

Net assets							$10,672,632 	$14,711,478


Analysis of net assets

  Limited partners						$10,672,632 	$14,711,478
  General partners						-   		-

    Net assets (equivalent to $3,611.60 and $4,083.24 per unit)	$10,672,632 	$14,711,478


Partnership units outstanding

  Limited partners units outstanding				2,955.10 	3,602.89
  General partners units outstanding				-   		-

    Total partnership units outstanding				2,955.10 	3,602.89


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                                 June 30, 2010

                                  (A Review)


											Fair Value		Percent
Description			Maturity Date	Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill	July 1, 2010	$4,998,167 	$5,000,000 	4,999,980 	$4,999,980
  United States Treasury Bill	July 15, 2010	4,998,041 	5,000,000 	4,999,695 	4,999,695
    Total United States
     Treasury Bills				$9,996,208 	$10,000,000 			$9,999,675 	93.69%


Cash in trading accounts:
  United States Markets								616,200 	$616,200

    Total cash in trading accounts denominated in U.S. Dollars					616,200 	5.77%

Cash denominated in foreign currency:
  Euro Dollar Markets - EUR							36,028 		44,059
  British Pound Markets - GBP							(14)		(21)
						44,038								0.41%
    Total cash denominated in foreign currency

          Total cash in trading accounts 							$660,238 	6.18%

Money market fund (501,038.47 shares at $1 per share)				501,038 	$501,038 	4.69%


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                                 June 30, 2010

                                  (A Review)


												Fair Value		Percent of
Description						Expiration Date	Contracts	Local Currency	U.S. Dollars	Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures positions held long:
  CBT TNOTE 5Y						September 2010	10		10,078 		$10,078
  ICEUS COFFEEC						September 2010	5		29,156 		29,156
  ICEUS COFFEEC						September 2010	5		13,125 		13,125

  Total United States commodity futures positions held long						52,359 		0.49%

  United States commodity futures positions held short:
  IMM CANADIAN $					September 2010	5		7,150 		7,150
  CBT BEAN OIL						December 2010	5		3,120 		3,120
  CBT BEAN OIL						December 2010	5		(690)		(690)
  CBT BEAN OIL						December 2010	5		420 		420

  Total United States commodity futures positions held short						10,000 		0.09%

  Euro commodity futures positions held long:
  EURX EUROBOBL						September 2010	5		(600)		(734)
  EURX E-BUND						September 2010	5		(1,850)		(2,262)
  EURO E-SCHATZ						September 2010	5		600 		734

  Total Euro commodity futures positions held long							(2,262)		(0.02%)

  British Pounds commodity futures positions held long:
  LIF 3M STG IR						December 2010	5		375 		561
  LIF 3M STG IR						December 2010	5		63 		93

  Total British Pounds commodity futures positions held long						654 		0.01%


  Net commodity futures positions									$60,751 	0.57%


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

									Three Months Ended June 30,	Six Months Ended June 30,
									2010		2009		2010		2009

Investment income

  Interest income							$3,563 		$7,921 		$5,499 		$13,777

  Total investment income						3,563 		7,921 		5,499 		13,777

Expenses

  Commission expense							327,485 	560,126 	709,940 	1,173,540
  Professional fees							28,350 		38,700 		51,850 		76,200
  Other operating expenses						4,335 		8,036 		9,134 		10,000

    Total expenses							360,170 	606,862 	770,924 	1,259,740

      Net investment (loss)						(356,607)	(598,941)	(765,425)	(1,245,963)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments								(84,877)	33,227 		(923,056)	(967,680)
    Foreign currency transactions					(1,292)		28,001 		(10,358)	29,489

      Net realized gain (loss) from investments and foreign currency transactions
									(86,169)	61,229 		(933,414)	(938,191)

  Net unrealized appreciation on investments				47,764 		60,289 		60,751 		60,289

    Net realized and unrealized gain (loss) from investments		(38,405)	121,518 	(872,663)	(877,902)

    Net (decrease) in net assets resulting from operations		$(395,012)	$(477,423)	$(1,638,088)	$(2,123,865)


Net income (loss) per unit (for a single unit outstanding during the entire period)
  Limited partnership unit						$(121.83)	$(126.62)	$(471.64)	$(519.71)
  General partnership unit						$-   		$-   		$-   		$-

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

											Six Months Ended June 30,
										2010				2009
									Units		Net Assets	Units 		Net Assets

Increase (decrease) in net assets from operations

Net investment (loss)									$(765,425)			$(1,245,963)
Net realized (loss) from investments and foreign currency transactions			(933,414)			(938,191)
Net unrealized appreciation on investments and foreign currency
 transactions										60,751 				60,289
  Net (decrease) in net assets resulting from operations				(1,638,088)			(2,123,865)

Capital contributions from limited partners				10.44 		40,361 		63.85 		339,344
Redemptions by limited partners						(658.23)	(2,441,119)	(443.68)	(2,252,837)

  Total (decrease) in net assets					(647.79)	(4,038,846)	(379.83)	(4,037,358)

Net assets at the beginning of the period				3,602.89 	14,711,478 	4,198.35 	22,691,035

Net assets at the end of the period					2,955.10 	$10,672,632 	3,818.52 	$18,653,677


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Six Months Ended June 30,
										2010		2009

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations				$(1,638,088)	$(2,123,865)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

  Unrealized (appreciation) on investments					(60,751)	(60,289)
  Decrease in prepaid expenses							5,697 		-
  Decrease in interest receivable						-   		203
  (Decrease) in accrued commissions payable to related parties			(32,226)	(61,694)
  (Decrease) in incentive fees payable						-   		(57,490)
  Increase (decrease) in other accrued liabilities				(7,156)		359

  Net cash (used in) operating activities					(1,732,524)	(2,302,776)


Cash Flows from Financing Activities

  Proceeds from sale of units							40,361 		339,344
  Partner redemptions								(1,893,101)	(1,809,911)

  Net cash (used in) financing activities					(1,852,740)	(1,470,567)

  Net (decrease) in cash and cash equivalents					(3,585,264)	(3,773,343)

  Cash and cash equivalents, beginning of period				14,979,245 	22,925,186


  Cash and cash equivalents, end of period					$11,393,981 	$19,151,843


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$660,238 	$3,915,419
  Treasury Bills								9,999,675 	14,998,294
  Cash										233,030 	237,121
  Money market fund								501,038 	1,009

    Total cash and cash equivalents						$11,393,981 	$19,151,843



   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


2.  Significant Accounting Policies - Continued

  Foreign Currency - The accounting records of the Fund are denominated in U.S. dollars. Assets and liabilities denominated in currencies other than U.S. dollars are translated into U.S. dollars at the exchange rates in effect on the valuation date. Commodity futures contract transactions are translated into U.S. dollars at the exchange rates on the dates of such transactions. On the accompanying financial statements, effects of changes in exchange rates from all transactions denominated in currencies other than U.S. dollars are disclosed separately.


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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2010 and year ended December 31, 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

				Fair Value at June 30, 2010

Description 					Level 1		Level 2		Level 3		Total

  Money Market Accounts				$501,038 	$- 		$- 		$501,038
  US Treasury Bills 				- 		9,999,675 	- 		9,999,675
  Exchange traded - futures contracts		60,751 		- 		- 		60,751
  Total  					$561,789 	$9,999,675 	$- 		$10,561,464


				Fair Value at December 31, 2009

Description 					Level 1		Level 2		Level 3		Total

  Money Market Accounts				$501,014 	$- 		$- 		$501,014
  US Treasury Bills 				- 		9,998,497 	- 		9,998,497
  Total  					$501,014 	$9,998,497 	$- 		$10,499,511

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2010 or June 30, 2009.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


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

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the six months ended June 30, 2010 and 2009.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)


6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

Commissions included in expense:
						For The Six Months Ended June 30,
						2010		2009

  Corporate General Partner			$257,807 	$428,304
  Futures Investment Company			436,291 	681,788

  Total related party expenses			$694,098 	$1,110,092

  Commissions included in accrued expenses:

						June 30,	December 31,
						2010		2009

  Corporate General Partner			$38,215 	$51,924
  Futures Investment Company			16,044 		34,561

  Total accrued commissions payable to
   related parties				$54,259 	$86,485



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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

7.  Trading Activities and Related Risks

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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at June 30, 2010 and December 31, 2009 were $11,393,981 and $14,979,245, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $5,804,890 and $0 on long positions at June 30, 2010 and December 31, 2009, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at June 30, 2010 and December 31, 2009 were $60,751 and $0 respectively.

  Open contracts generally mature within three months of June 30, 2010. The latest maturity for open futures contracts is in December 2010. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

7.  Trading Activities and Related Risks - Continued


  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.


				Derivative Instruments
			Statement of Assets and Liabilities

														Asset Derivatives 	Liability Derivatives
														at June 30, 2010 	at June 30, 2010
  								Statement of Assets and Liabilities Location	Fair Value	  	Fair Value		Net

Derivatives not designated as 					Net unrealized gain (loss) on open futures
hedge instruments under ASC 815		Commodity contracts	contracts					$64,437 		$(3,686)	 	$60,751

														Asset Derivatives 	Liability Derivatives
														at December 31, 	at December 31,
  								Statement of Assets and Liabilities Location	2009 Fair Value	  	2009 Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open 		$-			$-			$-
instruments under ASC 815					futures contracts


  				Derivative Instruments
  				Statement of Operations

  														For the three 		For the six
														months ended		months ended
								Line Item in the Statement of Operations	June 30, 2010		June 30, 2010

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$(86,169)		$(933,414)


Derivatives not designated as hedge
instruments under ASC 815		Commodity contracts	Net unrealized appreciation from investments	$47,764 		$60,751


  														For the three 		For the six
														months ended		months ended
								Line Item in the Statement of Operations	June 30, 2009		June 30, 2009

Derivatives not designated as hedge 				Net realized gain (loss) from investments and
instruments under ASC 815		Commodity contracts	foreign currency transactions			$61,229 		$(938,191)

Derivatives not designated as hedge
instruments under ASC 815		Commodity contracts	Net unrealized appreciation from investments	$60,289 		$60,289


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

8.  Financial Instruments with Off-Balance Sheet Credit and Market Risk

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                                 June 30, 2010
                                  (A Review)

10.  Indemnifications

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


11.  Financial Highlights

								Three Months Ended June 30,	Six Months Ended June 30,
								2010		2009		2010		2009
  Performance per unit (1)
  Net unit value, beginning of the period			$3,733.43 	$5,011.67 	$4,083.24 	$5,404.76

  Net realized and unrealized (loss) on
  commodity transactions					(11.32)		23.99 		(245.09)	(215.48)
  Investment and other income					1.11 		1.97 		1.66 		3.37
  Expenses  							(111.62)	(152.58)	(228.21)	(307.60)

  Net (decrease) for the period					(121.83)	(126.62)	(471.64)	(519.71)

  Net unit value at the end of the period			$3,611.60 	$4,885.05 	$3,611.60 	$4,885.05

  Net assets at the end of the period ($000)			$10,673 	$18,654 	$10,673 	$18,654
  Total return (2)						(3.26%)		(2.53%)		(11.55%)	(9.62%)

  Number of units outstanding at the end of the period		2,955.10 	3,818.52 	2,955.10 	3,818.52


  Supplemental Data:
  Ratio to average net assets
  Investment and other income (3)				0.12% 		0.16% 		0.09% 		0.13 %
  Expenses  (3)							(12.43%)	(12.20%)	(12.28%)	(12.07%)

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

  (2)  Not annualized

  (3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                For the Six Months Ended June 30, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership