Form 10-Q
period 2010-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2010-11-15
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2010

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2010 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 44% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and 9% in a cash management fund that invests in U.S. Treasuries and has high liquidity. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 45% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. About 2% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. Upon effectiveness of an S-1 registration statement to be filed with the SEC in the near future, the Registrant will offer registered Units for sale to the public via its prospectus until the maximum in face amount of Units are sold. As of the date of this Report, $14,205,185 has been sold pursuant to a previous registration statement and, upon redemption by the holder, will not be resold. See the Subsequent Events footnote at the end of this section

An Investment in the Fund Depends upon Redemption of Fund Units

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999, the years 2000 through 2009, and the nine months ended September 30, 2010 reflect the absorption of these costs by the Fund.

The Fund's realized and unrealized trading gains (losses) before commissions were $749,314 [$343.62 per Unit] and $(2,014,022) [$(513.61) Unit] for the
nine months ended September 30, 2010 and September 30, 2009, respectively.
The Fund's results after payment and accrual of expenses for the nine months ended September 30, 2010 and September 30, 2009 were (losses) of $(331,390) [$5.19 per Unit] and $(3,788,952) [$(957.25) Unit], respectively. The net asset value ("NAV") per Unit as of September 30, 2010, was $4,088.43, an decrease of 8.07% from the September 30, 2009 NAV per Unit of $4,447.51. The decrease includes the intervening quarters of 2009 and 2010.

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

Registrant's average net assets during the nine months ended September 30, 2010 were approximately $11,902,322, a decrease of 39.90% over average net assets during the nine months ended September 30, 2009 of $19,803,040 The decrease includes decreases made during the intervening quarters of 2010 and 2009. The decreases in average net assets during the comparative nine month periods were primarily due to the effects of investment returns generated by the commodity trading advisor. Net additions (withdrawals) for the nine months ended September 30, 2010 and September 30, 2009 were $(3,416,194) and $(2,305,533), respectively.

Interest income is earned on the Fund's assets, through investment in short term cash instruments. Interest income to the Fund varies monthly according to interest rates, trading performance, subscriptions and redemptions. Interest income for the nine months ended September 30, 2010 was $8,287 a 60.35% decrease over the interest income for the nine months ended September 30, 2009 of $20,903. The decrease in interest income for the comparative nine month periods was primarily due to significantly reduced short term interest rates and reduced investments in Treasury bills.

Brokerage commissions of 11% are calculated on the Fund's total trading equity as of the beginning of each month and therefore, vary according to monthly trading performance, subscriptions and redemptions. Commissions for the nine months ended September 30, 2010 were $993,401, a 40.47% decrease over the commissions for the nine months ended September 30, 2009 of $1,668,737. The decrease in commissions for the comparative nine month periods was primarily due to decreased average net asset levels.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to each trading advisor that has traded for the Fund. See Note 5 to the financial statements herein for the incentive fees. Trading advisor incentive fees during the nine months ended September 30, 2010 and September 30, 2009 were $ 0 and $0, respectively. The amounts are directly related to the trading performance of the trading advisors. Because CTA's earn their incentive fees independent of each other, during periods when there are multiple advisors, it is possible for one advisor to earn an incentive fee even if the other CTA or the Fund overall has negative performance.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the nine months ended September 30, 2010 and September 30, 2009 were $95,590 and $127,096, respectively. The decrease over the comparative nine month periods was primarily due to reduced professional fees from the prior period.

Inflation has had no material impact on the operations or on the financial condition of the Fund from inception through September 30, 2010.

Subsequent Events: On October 29, 2010, the Fund requested withdrawal of a previously filed post effective amendment and filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of a 1% up front selling commission calculated on the gross subscription amount, in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed.

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

In or about October 2003, MFI uncovered an apparent fraudulent scheme conducted by third parties unrelated to MFI that may have victimized a number of its clients. CCPM, a German Introducing Broker, introduced to MFI all the clients that may have been victimized. An agent of CCPM, Michael Woertche (and his associates), apparently engaged in a Ponzi scheme in which allegedly unauthorized transfers from and trading in accounts maintained at MFI were utilized to siphon money out of these accounts, on some occasions shortly after they were established. MFI was involved in two arbitration proceedings relating to these CCPM introduced accounts. The first arbitration involved claims made by two claimants before a NFA panel. The second arbitration involves claims made by four claimants before a FINRA panel. The claims in both arbitrations are based on allegations that MFI and an employee assisted CCPM in engaging in, or recklessly or negligently failed to prevent, unauthorized transfers from, and trading in, accounts maintained by MFI. Damages sought in the NFA arbitration proceeding were approximately $1,700,000 in compensatory damages, unspecified punitive damages and attorney's fees in addition to the rescission of certain deposit agreements. The NFA arbitration was settled for $200,000 as to one claimant and a net of $240,000 as to the second claimant during fiscal 2008. Damages sought in the FINRA proceeding were approximately $6,000,000 in compensatory damages and $12,000,000 in punitive damages. During the year ended March 31, 2009, the FINRA arbitration was settled for an aggregate of $800,000.

MFI was named as a co-defendant in an action filed in Florida State Court by Eagletech Communications Inc. ("Eagletech") and three of its alleged shareholders against 21 defendants, including banks, broker-dealers and clearing brokers, as well as "100 John Doe defendants or their nominee entities". The complaint alleges that the defendants engaged in a criminal conspiracy designed to manipulate the publicly traded share price of Eagletech stock. Plaintiffs seek unspecified compensatory and special damages, alleging that "Man Group PLC d/b/a Man Financial Inc" participated in the conspiracy by acting as a clearing broker for a broker-dealer that traded in Eagletech stock. The complaint asserts claims under RICO, the Florida Securities and Investor Protection Act, the Florida Civil Remedies for Criminal Practices Act and a related negligence claim. On May 9, 2007, defendants filed a notice removing the State Court action to the United States District Court for the Southern District of Florida pursuant to 28 U.S.C. Sec. 1441(a). On October 2, 2007, Plaintiffs filed a first amended complaint in the Federal Court action asserting additional claims against MFG under Florida common law, including civil conspiracy, conversion and trespass to chattels. On February 26, 2008, the financial institution defendants, including MF Global Inc., filed a motion to dismiss seeking dismissal of all claims asserted in the amended complaint on the ground that the claims are barred by the Private Securities Litigation Reform Act ("PSLRA") and preempted by the federal securities laws. On June 27, 2008, the Court partially granted the motion, holding that the federal RICO claims are barred by the PSLRA and dismissing the RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over the state law claims and remanded those claims to the Florida State Court. On July 25, 2008, plaintiffs filed a notice of appeal of the Court's June 27, 2008 decision to the United States Court of Appeals for the Eleventh Circuit but subsequently withdrew its appeal.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner


By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  November 15, 2010

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                              September 30, 2010























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements

									Page

Report of Independent Registered Public Accounting Firm			F-2

Statements of Assets and Liabilities					F-3

Schedule of Investments - Cash and Securities - September 30, 2010	F-4

Schedule of Investments - Futures Contracts - September 30, 2010	F-5

Schedule of Investments - Cash and Securities - December 31, 2009	F-6

Statements of Operations						F-7

Statements of Changes in Net Assets					F-8

Statements of Cash Flows						F-9

Notes to the Financial Statements					F-10 - F-16

Affirmation of the Commodity Pool Operator				F-17

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, as of September 30, 2010 and the related statements of operations for the three and nine months ended September 30, 2010 and 2009, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2010 and 2009. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 10, 2010


                     300 Village Green Drive, Suite 210 *
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities

								September 30,	December 31,
								2010		2009
								(A Review)
Assets

  Investments

  Equity in broker trading accounts

  Cash and cash equivalents at broker				$3,564,115	$4,359,494
  Net unrealized gain on open futures contracts			1,345,381	-
  -
  Total equity in broker trading accounts			4,909,496	4,359,494

  U.S. Treasury Bills (cost $4,998,104 and $9,997,725)		4,999,726	9,998,497

  Cash								1,236,919	120,240
  Money market fund						1,041		501,014
  Prepaid expenses						2,849		11,395
  Total assets							11,150,031	14,990,640

Liabilities

  Partner redemptions payable					127,600		168,311
  Accrued commissions payable to related parties		39,124		86,485
  Other accrued liabilities					19,413		24,366

  Total liabilities						186,137		279,162

Net assets							$10,963,894	$14,711,478


Analysis of net assets

  Limited partners						$10,963,894	$14,711,478
  General partners						-		-

  Net assets (equivalent to $4,088.43 and $4,083.24 per unit)	$10,963,894  	$14,711,478


Partnership units outstanding

  Limited partners units outstanding				2,681.69	3,602.89
  General partners units outstanding				-		-

  Total partnership units outstanding				2,681.69	3,602.89

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                 Schedule of Investments - Cash and Securities

                              September 30, 2010

                                  (A Review)


												Fair Value		Percent
Description			Maturity Date		Cost		Face Value	Local Currency	U.S. Dollars	of Net Assets

United States Treasury Bills:
  United States Treasury Bill	October 14, 2010	$4,998,104	$5,000,000	  4,998,104	$4,998,104
     Total United States
      Treasury Bills					$4,998,104	$5,000,000			$4,998,104	45.59%

Cash in trading accounts:
  United States Markets											3,534,724	$3,534,724

     Total cash in trading accounts denominated in U.S. Dollars						3,534,724	32.24%

Cash denominated in foreign currency:
  Euro Dollar Markets - EUR								24,043		32,778
  British Pound Markets - GBP								910		1,430
  Australian Dollar Markets								(4,981)		(4,817)
      Total cash denominated in foreign currency					29,391		0.27%

          Total cash in trading accounts						$3,564,115	32.51%

Total cash denominated in U.S. Dollars									3,564,115	32.51%
Money market fund (1,040.55 shares at $1 per share)					1,041		$1,041		0.01%

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                  Schedule of Investments - Futures Contracts
                              September 30, 2010

                                  (A Review)


												Fair Value		Percent of
Description						Expiration Date	Contracts	Local Currency	U.S. Dollars	Net Assets

Net unrealized gain (loss) on open futures contracts

  United States commodity futures contracts held long:
  CBOT CORN						December 2010	36		(11,700)	$(11,700)
  CBOT SOYBEANS						November 2010	36		126,450		126,450
  CBOT SOYBEANS						November 2010	3		8,662		8,662
  CBOT SOYBEANS						November 2010	6		17,250		17,250
  CBOT SOYBEANS						November 2010	9		22,837		22,837
  CBOT SOYBEANS						November 2010	9		24,187		24,187
  CBOT SOYBEANS						November 2010	9		5,962		5,962
  CBT BEAN OIL						December 2010	45		9,990		9,990
  CBT BEAN OIL						December 2010	36		4,536		4,536
  CBT TNOTE 10Y						December 2010	9		4,641		4,641
  CBT TNOTE 10Y						December 2010	9		5,203		5,203
  CBT TNOTE 10Y						December 2010	45		36,563		36,563
  CBT TNOTE 10Y						December 2010	9		1,266		1,266
  CBT TNOTE 5Y						December 2010	9		5,063		5,063
  CBT TNOTE 5Y						December 2010	9		3,656		3,656
  CBT TNOTE 5Y						December 2010	45		21,445		21,445
  CMX GOLD						December 2010	9		43,110		43,110
  CMX GOLD						December 2010	9		36,450		36,450
  CMX GOLD						December 2010	36		145,080		145,080
  ICEUS SUGAR11						March 2011	27		64,411		64,411
  ICEUS SUGAR11						March 2011	9		(16,128)	(16,128)
  NYC COTTON						December 2010	18		163,980		163,980
  NYC COTTON						December 2010	9		83,295		83,295
  IMM AUST DLR						December 2010	36		160,920		160,920
  IMM AUST DLR						December 2010	36		169,200		169,200
  IMM EURO FX						December 2010	45		194,063		194,063
  IMM EURO FX						December 2010	9		36,563		36,563

   Total United States commodity futures contracts held long						1,366,955	12.47%

  United States commodity futures contracts held short:
  NY NATURAL GAS					November 2010	9		4,770		4,770


  Total United States commodity futures contracts held short						4,770		0.04%

  Euro commodity futures contracts held long:
  EURX EUROBOBL						December 2010	9		(5,760)		(7,853)
  EURO E-SCHATZ						December 2010	36		(15,120)	(20,613)

  Total Euro commodity futures contracts held long							(28,466)	(0.26%)

  British Pounds commodity futures contracts held long:
  LIF 3M STG IR						March 2011	9		225		354
  LIF 3M STG IR						March 2011	9		-		-
  LIF 3M STG IR						March 2011	45		1,125		1,768
  LIF 3M STG IR						March 2011	9		-		-

  Total British Pounds commodity futures contracts held long						2,122		0.02%


  Net unrealized gain on open futures contracts								$1,345,381	12.27%

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

                                  (A Review)

  							Three Months Ended September 30, Nine Months Ended September 30,
 							2010		2009		2010		2009

Investment income

  Interest income					$2,788		$7,126		$8,287		$20,903

  Total investment income				2,788		7,126		8,287		20,903

Expenses

  Commission expense					283,461		495,197		993,401		1,668,737
  Professional fees					29,450		39,300		81,300		115,500
  Other operating expenses				5,156		1,596		14,290		11,596

  Total expenses					318,067		536,093		1,088,991	1,795,833

  Net investment (loss)					(315,279)	(528,967)	(1,080,704)	(1,774,930)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments						329,011		(1,328,936)	(594,045)	(2,296,616)
  Foreign currency transactions				8,336		2,629		(2,022)		32,118

  Net realized gain (loss) from investments and
   foreign currency transactions			337,347		(1,326,307)	(596,067)	(2,264,498)

  Net unrealized appreciation on investments		1,284,630	190,187 	 1,345,381	250,476

  Net realized and unrealized gain (loss) from
   investments and foreign currency			1,621,977	(1,136,120)	749,314		(2,014,022)

  Net increase (decrease) in net assets resulting
   from operations					$1,306,698	$(1,665,087)	$(331,390)	$(3,788,952)


Net income (loss) per unit (for a single unit
 outstanding during the entire period)
  Limited partnership unit				$476.83		$(437.54)	$5.19		$(957.25)
  General partnership unit				$-		$-		$-		$-

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

                                  (A Review)

									  Nine Months Ended September 30,
									2010				2009
								Units		Net Assets	Units		Net Assets

Increase (decrease) in net assets from operations
  Net investment (loss)								$(1,080,704)			$(1,774,930)
  Net realized (loss) from investments and foreign currency
   transactions  								(596,067)			(2,264,498)
  Net unrealized appreciation on investments					1,345,381			250,476
    Net (decrease) in net assets resulting from operations			(331,390) 	 		(3,788,952)

  Capital contributions from limited partners			10.44		40,361		65.08  		345,345
  Redemptions by limited partners				(931.64)	(3,456,555)	(531.78) 	(2,650,878)

    Total (decrease) in net assets				(921.20)	(3,747,584)	(466.70) 	(6,094,485)

  Net assets at the beginning of the period			3,602.89	14,711,478	4,198.35 	22,691,035

  Net assets at the end of the period				2,681.69	$10,963,894	3,731.65 	$16,596,550

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

                                  (A Review)

										Nine Months Ended September 30,
										2010		2009

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$(331,390) 	 $(3,788,952)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Unrealized (appreciation) on investments					(1,345,381)	(250,476)
    (Increase) decrease in prepaid expenses					8,546		(11,395)
    Decrease in interest receivable						-		203
    (Decrease) in accrued commissions payable to related parties
    (47,361)	(50,377)
    (Decrease) in incentive fees payable					-		(57,490)
    Increase (decrease) in other accrued liabilities				(4,953)		17,586

      Net cash (used in) operating activities					(1,720,539)	(4,140,901)


Cash Flows from Financing Activities

  Proceeds from sale of units							40,361		345,345
  Partner redemptions								(3,497,266)	(2,548,945)

    Net cash (used in) financing activities					(3,456,905)	(2,203,600)

      Net (decrease) in cash and cash equivalents				(5,177,444)	(6,344,501)

      Cash and cash equivalents, beginning of period				14,979,245	22,925,186


      Cash and cash equivalents, end of period					$9,801,801	$16,580,685


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$3,564,115	$1,351,085
    Treasury Bills								4,999,726	14,998,405
    Cash									1,236,919	230,186
    Money market fund	1,041	1,009

      Total cash and cash equivalents						$9,801,801	$16,580,685

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)


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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended September 30, 2010 and year ended December 31, 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

  					          Fair Value at September 30, 2010

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,041		$-		$-		$1,041
  U.S. Treasury Bills			-		4,999,726	-		4,999,726
  Exchange Traded - Futures Contracts	1,345,381	-		-		1,345,381
  Total					$1,346,422	$4,999,726	$-		$6,346,148


						  Fair Value at December 31, 2009

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$501,014	$-		$-		$501,014
  U.S. Treasury Bills			-		9,998,497	-		9,998,497
  Total					$501,014	$9,998,497	$-		$10,499,511

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

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers cash at broker, cash, money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2010 or September 30, 2009.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)


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

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the nine months ended September 30, 2010 and 2009.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)


6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expense:
  							For The Nine Months Ended September 30,
  							2010		2009

  Corporate General Partner				$362,064	$606,225
  Futures Investment Company				607,025		984,038

  	Total related party expenses			$969,089	$1,590,263

  Commissions included in accrued expenses:

							September 30,	December 31,
							2010		2009

  Corporate General Partner				$23,746		$51,924
  Futures Investment Company				15,378		34,561

  	Total accrued commissions payable to
 	 related parties				$39,124		$86,485


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)

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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at September 30, 2010 and December 31, 2009 were $9,801,801 and $14,979,245, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $68,780,207 and $0 on long positions at September 30, 2010 and December 31, 2009, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at September 30, 2010 and December 31, 2009 were $1,345,381 and $0 respectively.

  Open contracts generally mature within three months of September 30, 2010. The latest maturity for open futures contracts is in March 2011. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)

7.  Trading Activities and Related Risks - Continued


  The following tables disclose the fair values of derivative and hedging activities in the Statement of Assets and Liabilities and the Statement of Operations.

				Derivative Instruments
			Statement of Assets and Liabilities

														Asset Derivatives 	Liability Derivatives
														at September 30, 2010 	at September 30, 2010
  								Statement of Assets and Liabilities Location	Fair Value	  	Fair Value		Net


Derivatives not designated as hedge	Commodity contracts	Net unrealized gain (loss) on open futures
instruments under ASC 815					contracts					$1,401,675		$(56,294)		$1,345,381


														Asset Derivatives 	Liability Derivatives
														at December 31, 	at December 31,
  								Statement of Assets and Liabilities Location	2009 Fair Value	  	2009 Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open 		$-			$-			$-
instruments under ASC 815					futures contracts



  				Derivative Instruments
  				Statement of Operations

  														Three 			Nine
														months ended		months ended
								Line Item in the Statement of Operations	September 30, 2010	September 30, 2010

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$337,347		$(596,067)


Derivatives not designated as hedge
instruments under ASC 815		Commodity contracts	Net unrealized appreciation from investments	$1,284,630		$1,345,381

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                              September 30, 2010
                                  (A Review)

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

11. Subsequent Events

  On October 29, 2010, the Fund filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of an up front selling commission calculated on the gross subscription amount in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA.

12.  Financial Highlights

							Three Months Ended September 30, Nine Months Ended September 30,
							2010		2009		2010		2009
Performance per unit (1)
  Net unit value, beginning of the period		$3,611.60	$4,885.05  	$4,083.24	$5,404.76

  Net realized and unrealized (loss) on
   commodity transactions				588.71		(298.13)	343.62  	(513.61)
  Investment and other income				0.98		1.88		2.64		5.25
  Expenses						(112.86)	(141.29)	(341.07)	(448.89)

    Net (decrease) for the period			476.83		(437.54)	5.19  		(957.25)

      Net unit value at the end of the period		$4,088.43	$4,447.51  	$4,088.43	$4,447.51

  Net assets at the end of the period ($000)		$10,964		$16,597  	$10,964		$16,597
  Total return (2)					13.20%		(8.96%)		0.13%		(17.71%)

  Number of units outstanding at the end of the period	2,681.69  	3,731.65	2,681.69	3,731.65


  Supplemental Data:
  Ratio to average net assets
    Investment and other income (3)			0.12%		0.16%		0.09%		0.14 %
    Expenses  (3)					(12.16%)	(12.16%)	(12.20%)	(12.09%)


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

  (2)  Not annualized

  (3)  Annualized

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Nine Months Ended September 30, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership