Form 10-K
period 2010-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2011-03-31
CIK 865549

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  333-53111

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

	Delaware			51-0380494
	State or other jurisdiction of	(I.R.S. Employer
	incorporation or organization	Identification No.)

                     505 Brookfield Drive, Dover, DE	19901
              (Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (800) 331-1532

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998 through 2009 at Registration Nos. 333-61217, 333-53111 and 333-59976.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration Nos. 333-61217, 333-59976 and 333-170235 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund,
L. P., (the 'Fund') with the Securities and Exchange Commission (the 'SEC'), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the 'CFTC') was declared effective. Offers and sales of the Fund's limited partnership interests (the 'Units') at the initial price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced on November 18, 1999. On May 1, 2001, the Registrant registered $8,000,000 in additional Units. Units are offered and sold at the net asset value per Unit ('NAV') determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The trades for the Fund are selected and placed with the futures commission merchant ('FCM'), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund. Since the inception of trading through February 1, 2005, the Fund account was traded by a single CTA, Clarke Capital Management, Inc. 116 W. 2nd Street, Hinsdale, Illinois 60521
(630) 323-5913. As of February 1, 2005, NuWave Investment Company, 1099 Mount Kemble Avenue, Morristown, New Jersey 07960, Telephone: (973) 425-9192, Fax:
(973) 425-9190, E-mail: info@NuWavecorp.com was added as a CTA. As of October 1, 2007, NuWave was removed as CTA. The books and records of the trades placed by the CTA in the Fund's trading account are kept and are available for inspection by the Limited Partners at the office of the corporate General Partner, 5914 N. 300 West, Fremont, IN 46737. Clarke is not paid a management fee of the equity assigned to it to manage, but is paid an incentive fee of twenty-five percent (25%) of New Net Profit that it generates, as that term is defined in the Limited Partnership Agreement which governs the operation of the Fund, payable quarterly. The Fund Limited Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement. The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference. None of the purchasers of Limited Partnership Units ('Limited Partners') has a voice in the management of the Fund or ownership in the General Partner or the trading advisor. Reports of the NAV are sent to the Partners within twenty days following the end of each month.

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

On October 29, 2010, the Registrant filed a registration statement to register $10,000,000 in Units which, upon effectiveness, will be used to offer such Units for sale to the public under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of an up front selling commission of 1% calculated on the gross subscription amount in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by the Financial Industry Regulatory Authority ("FINRA"). until Such offering will continue until the total dollar amount of Units is sold, or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement and the rules and regulations of the SEC.

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

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the 'Management's Discussion and Analysis of Financial Condition and Results of Operations' Section of this Form 10-K. Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant
(FCM), used for other investments, and held in bank accounts to pay current obligations. As of December 31, 2010, the Fund maintained approximately: 44% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, 45% at the futures commission merchant (FCM) to be available for trading by the trading advisor, and 9% in a cash management fund that invests only in U.S. Treasurys and has high liquidity. All such accounts are held in the name of the partnership and not commingled with those of any other entity. Approximately 2% of the previous month's net assets are retained in the Fund's bank accounts to pay expenses and redemptions. Throughout the periods covered by this report, the FCM was MF Global Inc. (see Subsequent Events, below), which is a member of the National Futures Association and registered with the Commodity Futures Trading Commission pursuant to the Commodity Exchange Act as a FCM. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Subsequent Events: Effective February 10, 2011, the trades selected by the Fund's trading advisor, Clarke Capital Management, Inc., began to be cleared by Vision Financial Markets LLC. Trades continue to be introduced by Futures Investment Company. No further trades will be placed through MF Global Inc. All trading decisions continue to be made by Clarke and this change will not have any impact on its trading decisions.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, MF Global Inc. ('MFG'), (MFG was formerly known as Man Financial Inc. ('MFI') until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account (see Subsequent Events at the end of this section):

In May 2006, MFI was sued by the Receiver for Philadelphia Alternate Asset Fund ('PAAF') and associated entities for common law negligence, common law fraud, violations of the Commodity Exchange Act and RICO violations (the 'Litigation'). In December 2007, without admitting any liability of any party to the Litigation to any other party to the Litigation, the Litigation was settled with MFI agreeing to pay $69 million, plus $6 million of legal expenses, to the Receiver, in exchange for releases from all applicable parties and the dismissal of the Litigation with prejudice. In a related action, MFI settled a CFTC administrative proceeding (In the Matter of MF Global, f/k/a Man Financial Inc., and Thomas Gilmartin) brought by the CFTC against MFI and one of its employees for failure to supervise and recordkeeping violations. Without admitting or denying the allegations, MFI agreed to pay a civil monetary penalty of $2 million and accept a cease and desist order.

On February 20, 2007, MFI settled a CFTC administrative proceeding (In the Matter of Steven M. Camp and Man Financial Inc., CFTC Docket No. 07-04) in which MFI was alleged to have failed to supervise one of its former associated persons ('AP') who was charged with fraudulently soliciting customers to open accounts at MFI. The CFTC alleged that the former AP misrepresented the profitability of a web-based trading system and of a purported trading system to be traded by a commodity trading advisor. Without admitting or denying the allegation, MFI agreed to pay restitution to customers amounting to $196,900.44 and a civil monetary penalty of $120,000. MFI also agreed to a cease and desist order and to strengthen its supervisory system for overseeing sales solicitations by employees in connection with accounts to be traded under letters of direction in favor of third party system providers.

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ('MF Global'), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under Secs. 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ('Trading Incident'), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

On August 28, 2009, Bank of Montreal ('BMO') instituted suit against MFG and its former broker, Joseph Saab ('Saab') (as well as a firm named Optionable, Inc. and five of its principals or employees), in the United States District Court for the Southern District of New York. In its complaint, BMO asserts various claims against all defendants for their alleged misrepresentation of price quotes to BMO's Market Risk Department ('MRD') as independent quotes when defendants knew, or should have known, that David Lee ('Lee'), BMO's trader, created the quotes which, in circular fashion, were passed on to BMO through MFG's broker, thereby enabling Lee substantially to overvalue his book at BMO. BMO further alleges that MFG and Saab knew that Lee was fraudulently misrepresenting prices in his options natural gas book and aided and abetted his ability to do so by MFG's actions in sending price indications to the BMO MRD, and substantially assisted Lee's breach of his fiduciary duties to BMO as its employee. The Complaint seeks to hold all defendants jointly and severally liable and, although it does not specify an exact damage claim, it claims CAD 680.0 million (approximately $635.9 million) as a pre-tax loss for BMO in its natural gas trading, claims that it would not have paid brokerage commissions to MFG (and Optionable), would not have continued Lee and his supervisor as employees at substantial salaries and bonuses, and would not have incurred substantial legal costs and expenses to deal with the Lee mispricing. MFG has made a motion to dismiss, which was denied.

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

The Liquidation Trustee ('Trustee') for Sentinel Management Group, Inc. ('Sentinel') sued MFG in June 2009 on the theory that MFG's withdrawal of $50.2 million within 90 days of the filing of Sentinel's bankruptcy petition on August 17, 2007 is a voidable preference under Section 547 of the Bankruptcy Code and, therefore, recoverable by the Trustee, along with interest and costs.

In May 2009, investors in a venture set up by Nicholas Cosmo ('Cosmo') sued Bank of America and MFG, among others, in the United States District Court for the Eastern District of New York, alleging that MFG, among others, aided and abetted Cosmo and related entities in a Ponzi scheme in which investors lost $400 million. MFG has made a motion to dismiss which was granted and cannot be appealed by plaintiffs until the conclusion of the case against the Bank of America.

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ('Forte Partnership') filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG. The Complaint alleges that as a result of MFG's negligence, Joseph Forte ('Forte') was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages 'in excess of $150,000.' MFG has not been served with the complaint.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

In the late spring of 2009, MFG was sued in Oklahoma State Court by customers who were substantial investors with Mark Trimble ('Trimble') and/or Phidippides Capital Management ('Phidippides'). Trimble and Phidippides may have been engaged in a Ponzi scheme. Plaintiffs allege that MFG 'materially aided and abetted' Trimble's and Phidippides' violations of the anti-fraud provisions of the Oklahoma securities laws and they are seeking damages 'in excess of' $10,000 each. MFG made a motion to dismiss which was granted by the court. Plaintiffs have appealed.

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter 'large' market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore'related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.

MFG and an affiliate, MF Global Market Services LLC ('Market Services'), are currently involved in litigation with a former customer of Market Services, Morgan Fuel & Heating Co., Inc. ('Morgan Fuel') and its principals, Anthony Bottini, Jr., Brian Bottini and Mark Bottini (the 'Bottinis'). The litigations arise out of trading losses incurred by Morgan Fuel in over-the-counter derivative swap transactions, which were unconditionally guaranteed by the Bottinis.

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

On October 21, 2008, Morgan Fuel commenced a separate arbitration proceeding before FINRA against MFG and Market Services. Morgan Fuel claims that MFG and Market Services caused Morgan Fuel to incur approximately $14.2 million in trading losses. Morgan Fuel v. MFG and Market Services, FINRA No. 08-03879. Morgan Fuel seeks recovery of $5.9 million in margin payments that it allegedly made to Market Services and a declaration that it has no responsibility to pay Market Services for the remaining $8.3 million in trading losses because Market Services should not have allowed Morgan Fuel to enter into, or maintain, the swap transactions. On MFG's motion, the Supreme Court of the State of New York determined that there was no agreement to arbitrate such claims. Morgan Fuel appealed and all appeals were denied.

The Bottinis also asserted a third-party claim against Morgan Fuel, which in turn asserted a fourth-party claim against MFG, Market Services and Steven Bellino (an MFG employee) in the arbitration proceeding commenced by Market Services. The Supreme Court of the State of New York denied a motion to stay the fourth party claim but the denial to stay was reversed. Morgan Fuel filed a motion to appeal with the New York Court of Appeals which was denied.

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

Subsequent Events: Effective February 10, 2011, the trades selected by the Fund's trading advisor, Clarke Capital Management, Inc., began to be cleared by Vision Financial Markets LLC. No further trades will be placed through MF Global Inc. There have been no legal proceedings against Vision Financial Markets LLC or any of its affiliates, directors or officers.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2006 to December 31, 2010.

  										For the Years Ended December 31,
  						2010		2009		2007		2008		2007		2006
  Performance per unit (2)
  Net unit value, beginning of the year		$4,083.24	$5,404.76	$3,489.87	$4,175.12	$3,489.87	$3,357.08

  Net realized and unrealized gain (loss) from
  investments and foreign currency		609.02		(753.79)	1,365.97	2,355.63	1,365.97	505.12
  Investment income				3.26		6.44		151.43		64.59		151.43		139.17
  Expenses (1)					(464.38)	(574.17)	(832.15)	(1,190.58)	(832.15)	(511.50)

  Net increase (decrease) for the year		147.90		(1,321.52)	685.25		1,229.64	685.25		132.79

  Net unit value at the end of the year		$4,231.14	$4,083.24	$4,175.12	$5,404.76	$4,175.12	$3,489.87

  Net assets at the end of the year ($000)	$11,248		$14,711		$18,637		$22,691		$18,637		$17,015
  Total return (1)				3.62%		(24.45%)	19.64%		29.45%		19.64%		3.94%

  Number of units outstanding at the end of
   the year					2,658.37	3,602.89	4,463.75	4,198.35	4,463.75	4,875.48


  Supplemental Data:
  Ratio to average net assets
  Investment and other income (2)		0.08%		0.13%		4.14%		1.30%		4.14 %		4.22 %
  Expenses					(12.09%)	(12.02%)	(22.47%)	(24.03%)	(22.47%)	(4.36%)

Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Includes brokerage commissions

(2) For the years ended December 31, 2010, 2009, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period. For the year ended December 31, 2006, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2010 and 2009:

											2010								2009
								1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain						-834,258	-38,405		1,621,977	710,299		-999,419	121,517		-1,136,120	-884,422

Net Income (Loss)						-1,243,076	-395,012	1,306,698	381,672		-1,646,440	-477,424	-1,665,087	-1,341,912

Net Income (Loss) per limited partnership unit			-349.81		-121.83		476.83		142.71		-393.09		-126.62		-437.54		-364.27

Net Income (Loss) per general partnership unit (if any)		-		-		-		-		-		-		-		-

Net asset value per partnership unit at the end of period.	3,733.43	3,611.60	4,088.43	4,231.14	5,011.67	4,885.05	4,447.51	4,083.24

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

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as 'daily price fluctuation limits' or 'daily limits'. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000 through 2010 reflect the absorption of these costs by the Fund. See the Registration Statements, incorporated by reference herein, for an explanation of the operation of the Fund.

Registrant's average net assets during the years ended December 31, 2008, 2009 and 2010 were approximately $21,745,173 , $18,779,313 and $11,737,287 , respectively. The decrease in average net assets of 13.64% from 2008 to 2009 was due to operational (losses) in 2009 of $(5,130,863) and redemptions of $(3,194,039) [offset partially by capital contributions of $345,345]. The decrease in average net assets of 37.50% from 2009 to 2010 was primarily due to redemptions of $(3,554,185) [offset partially by $40,361 in capital contributions and $50,282 in operational profits].

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund's total trading equity as of the beginning of each month and, therefore, vary according to monthly trading performance, subscriptions and redemptions. The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades during the three year period covered by this report. Most of the operational profits and losses are directly due to the trading activity of Clarke, though interest income also contributes. As evidenced by the increase in net unit value since inception, from $1,000 in October, 1999 to $4,231 as of December 31, 2010, the Clarke has been successful overall. Over the three year period covered by this report, net unit value changed from $4,175 as of the beginning of 2008, to $5,405 as of December 31, 2008, to $4,083 as of December 31, 2009 to $4,231 as of December 31, 2010. Returns for the years ended December 31 2008, 2009 and 2010 of 29.45%, (24.45)% and 3.62% in 2010 resulted in a net increase of 1.34% in net asset value over the three year period. This corresponds to results after payment and accrual of expenses for the twelve months ended December 31, 2008, 2009 and 2010 of profits (losses) of $5,461,179 [1,226.64 per Unit],
$(5,130,863) [$(1,321.52) per Unit] and $50,282 [$147.90 per Unit],
respectively. Past performance is not necessarily indicative of future results, however.

The above described performance was primarily due to the trading of Clarke, which trades for the Fund via its proprietary methods. The general trading strategy of all of Clarke's programs is trend following. Most, but not all, trade initiations and liquidations are in the direction of the trend. All Clarke programs employ techniques that utilize a number of trading models acting independently. Each model generates its own entry and exit signals and trades both sides of the market (long and short). With minor differences only for long or short positions, a particular model trades all markets with the same rules and parameters, regardless of the program. Clarke reserves the right to make adjustments in the exact entry or exit price a model uses for any program or pool, or to delay entry or exit on any order, in order to attempt to reduce the impact of slippage from large block orders being executed at the same or similar prices. The models vary from intermediate through long-term to very long-term in timeframe focus and testing has been done in order to select only those models that have good performance characteristics across a wide range of conditions and complementary performance with all other models in a program.

Clarke trades its Alpha program for the Fund, which trades approximately 37 domestic and international commodity interests utilizing twelve models with a medium-to-long time frame, risk control and profit-taking characteristics. Twelve of these commodity interests are either long or short interest rate contracts, reflecting interest rates in Europe, the US, Canada, Japan and Australia. The balance of commodity interests traded include currencies, grains, softs, metals, meats and fuels, both foreign and domestic. These models have been selected for their ability as a group to provide a high return for the amount of exposure or time that a position is held. It should be noted that there will be times when there is significant correlation between markets within a market sector or between market sectors, possibly in an adverse direction to positions held in the client's account. This factor alone, although there are others, will lead to periods of extreme volatility and possibly very large drawdowns in Fund equity. The Alpha program will, at times, have a significantly higher margin to equity ratio than other Clarke programs, and at other times will trade very lightly due to the selectivity of its models.

If a large price movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. As always, past performance is not necessarily indicative of future results. Notwithstanding these caveats, commencing with the second quarter of 2011, Clarke will provide to the Fund an analysis of sector by sector trades, which the Fund will summarize in subsequent quarterly and annual reports filed with the SEC.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to Clarke on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the
financial statements herein for the current incentive fees.   As a result of
trading profits earned for the Fund in the first two quarters in 2008, Clarke was paid total incentive fees of $2,562,761. Because Clarke has not recouped trading losses incurred since then, it has not been paid an incentive fee in the intervening quarters covered by this report.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the years ended December 31, 2008, 2009 and 2010 were $187,552, $149,138 and $124,263, respectively. The decrease over the comparative years from 2008 to 2010 is primarily due to reduction in state registration costs and the fact that accounting costs fluctuate with Fund net assets, which trended lower. As a percentage of net asset value, operational expenses during the years ended December 31, 2008, 2009 and 2010 were 0.83%, 1.01% and 1.10%, respectively.

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income, the rate of which tracks that of the 13 week T-Bill. Interest income is earned on the Fund's assets, either through investment in short-term securities or through its deposits with the clearing broker. The amount of interest income to the Fund varies monthly according to the prevailing short term interest rates themselves and the net assets of the Fund, which fluctuate with Fund performance, subscriptions and redemptions. The 13 week T-Bill rate trended lower over the three year period covered by this report, and was on average 1.33% for the year ended December 31, 2008, 0.14% for the year ended December 31, 2009 and 0.13% for the year ended December 31, 2010. As a percentage of net assets, interest income to the Fund correspondingly trended lower over the same three years ended December 31, 2008, 2009 and 2010, at 1.24%, 0.17% and 0.09%, respectively.

The impact of inflation with respect to the operations or on the financial condition of the Fund is limited to its effect on interest income, inasmuch as short term interest rate policy set by the Federal Reserve's Federal Open Market Committee ("FOMC") is, in part, influenced by price inflation measures. Beginning with the September 18, 2007 meeting, the FOMC began lowering the overnight Federal Funds Target Rate from 5.25% to reach an eventual 0.00% to 0.25% target range set on December 16, 2008, where it has been kept since. This has put significant downward pressure on 13 week T-Bill rates, which is closely correlated to the Federal Funds rate, and is the approximate rate at which the Fund receives interest income. Accordingly, inflation has not had a direct material impact with respect to the Fund's operations or financial condition, but decreased reported inflation levels over the three years covered by this report have been concurrent with an accommodative FOMC policy, which has in turn been concurrent with low interest income.

Off-Balance Sheet Risk

The term 'off-balance sheet risk' refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures, forward and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2010 were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data in this Report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control ' Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2010, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None.

                                   Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 66, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund's knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an 'audit committee financial expert' in accordance with the applicable rules and regulations of the Securities and Exchange Commission. He is not independent of management.

Code of Ethics

The Fund General Partner is registered with the National Futures Association as a Commodity Pool Operator and its President, Michael P. Pacult is registered as its principal. Both the Fund and the General Partner are subject to Federal Commodity Exchange Act and audit for compliance and the rules of good practice of the Commodity Futures Trading Commission and the industry self regulatory organization, the National Futures Association. Having said that, neither the Commodity Futures Trading Commission nor the National Futures Association is responsible for the quality of the Fund disclosures or its operation, as those functions are exclusively the responsibility of the Fund and its General Partner.

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

All compensation is disclosed in the Registration Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following Partners owned more than five percent (5%) of the total equity of the Fund as of December 31, 2010:

Name	Percent Ownership

None	N/A

(b) As of December 31, 2010, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2010 and 2009 were $20,090 and $25,127, respectively.

(2)	Audit Related Fees

None

 (3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2010 and 2009 were $5,500 and $5,000, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Inc.
Its General Partner

By: /s/ Michael Pacult
Mr. Michael P. Pacult
Sole Director, Sole Shareholder
President and Treasurer

Date: March 30, 2011

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2010























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





  Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - December 31, 2010		F-4

  Condensed Schedule of Investments - December 31, 2009		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements			     F-9 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have audited the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership (a Delaware limited partnership), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2010 and 2009, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2010 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
February 24, 2011


                     300 Village Green Drive, Suite 210 *
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                     Statements of Assets and Liabilities
                          December 31, 2010 and 2009

								2010		2009

Assets

  Investments
    Cash and cash equivalents at broker				$4,513,906	$4,359,494
    Net unrealized gain on open futures contracts		647,664		-

      Total equity in broker trading accounts			5,161,570	4,359,494

  U.S. Treasury Bills (cost $4,998,420 and $9,997,725)		4,999,789	9,998,497

  Cash								196,788		120,240
  Money market fund						1,001,067	501,014
  Prepaid expenses						4,124		11,395
  Total assets							11,363,338	14,990,640

Liabilities

  Partner redemptions payable					64,059		168,311
  Accrued commissions payable to related parties		36,291		86,485
  Other accrued liabilities					15,052		24,366

    Total liabilities						115,402		279,162

Net assets							$11,247,936	$14,711,478


Analysis of net assets

  Limited partners						$11,247,936	$14,711,478
  General partners						-		-

  Net assets (equivalent to $4,231.14 and $4,083.24 per unit)	$11,247,936	$14,711,478


Partnership units outstanding

  Limited partners units outstanding				2,658.37	3,602.89
  General partners units outstanding				-		-

  Total partnership units outstanding				2,658.37	3,602.89

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Condensed Schedule of Investments
                               December 31, 2010


  						Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

  United States Treasury bills, matures
    January 2011 (cost $4,998,420)		$5,000,000	$4,999,789	44.45%

Futures contracts

  Futures contracts held long
    Agriculture							$279,103	2.48%
    Metals							900		0.01%
    Energy							90,000		0.80%
    Currency							233,955		2.08%
      Total futures contracts held long				603,958		5.37%

  Futures contracts held short
    Currency							43,706		0.39%
      Total futures contracts held short			43,706		0.39%

  Net unrealized gain on open futures contracts			$647,664	5.76%

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Condensed Schedule of Investments
                               December 31, 2009




  							Face Value	Fair Value	Percent of Net Assets
United States Treasury bills

  United States Treasury bills, matures January 2010	$5,000,000	$4,999,872
  United States Treasury bills, matures April 2010	5,000,000	4,998,625

  Total United States Treasury bills (cost $9,997,725)			$9,998,497	67.96%



   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Operations

             For the Years Ended December 31, 2010, 2009 and 2008

										2010		2009		2008

Investment income

  Interest income								$9,957		$25,287		$282,259

  Total investment income							9,957		25,287		282,259

Expenses

  Commission expense								1,295,025	2,108,568	2,474,512
  Management fees								-		-		-
  Incentive fees								-		-		2,562,761
  Professional fees								102,900		135,300		150,500
  Other operating expenses							21,363		13,838		37,052

  Total expenses								1,419,288	2,257,706	5,224,825

  Net investment (loss)								(1,409,331)	(2,232,419)	(4,942,566)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments									814,678		(2,928,481)	10,385,993
  Foreign currency transactions							(2,729)		30,037		17,752

  Net realized gain (loss) from investments and foreign currency transactions	811,949		(2,898,444)	10,403,745

  Net unrealized appreciation on investments					647,664		-		-

  Net realized and unrealized gain (loss) from investments and foreign
   currency									1,459,613	(2,898,444)	10,403,745

  Net increase (decrease) in net assets resulting from operations		$50,282		$(5,130,863)	$5,461,179


Net income (loss) per unit (for a single unit outstanding during the entire year)

  Limited partnership unit							$147.90		$(1,321.52)	$1,229.64
  General partnership unit							$-		$-		$-


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                      Statements of Changes in Net Assets

             For the Years Ended December 31, 2010, 2009 and 2008

								2010				2009				2008
							Units		Net Assets	Units		Net Assets	Units		Net Assets

Increase (decrease) in net assets from operations
  Net investment (loss)							$(1,409,331)			$(2,232,419)			$(4,942,566)
  Net realized gain (loss) from investments and foreign
   currency transactions						811,949				(2,898,444)			10,403,745
  Net unrealized appreciation on investments				647,664				-				-
    Net increase (decrease) in net assets resulting
     from operations							50,282				(5,130,863)			5,461,179

  Capital contributions from limited partners		10.44		40,361		65.09		345,345		78.15		411,613
  Redemptions by limited partners			(954.96)	(3,554,185)	(660.55)	(3,194,039)	(343.56)	(1,818,467)

    Total increase (decrease) in net assets		(944.52)	(3,463,542)	(595.46)	(7,979,557)	(265.41)	4,054,325

  Net assets at the beginning of the year		3,602.89	14,711,478	4,198.35	22,691,035	4,463.76	18,636,710

  Net assets at the end of the year			2,658.37	$11,247,936	3,602.89	$14,711,478	4,198.35	$22,691,035

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                           Statements of Cash Flows

             For the Years Ended December 31, 2010, 2009 and 2008

									2010		2009		2008

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations		$50,282		$(5,130,863)	$5,461,179

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Unrealized (appreciation) on investments				(647,664)	-		-
    (Increase) decrease in prepaid expenses				7,271		(11,395)	-
    Decrease in interest receivable					-		203		43,906
    Increase (decrease) in accrued commissions payable to
     related parties							(50,194)	(65,452)	144,593
    (Decrease) in incentive fees payable				-		(57,490)	(599,788)
    Increase (decrease) in other accrued liabilities			(9,314)		466		1,820

    Net cash provided by (used in) operating activities			(649,619)	(5,264,531)	5,051,710


Cash Flows from Financing Activities

  Proceeds from sale of units						40,361		345,345		411,613
  Partner redemptions							(3,658,437)	(3,026,755)	(1,871,257)

    Net cash (used in) financing activities				(3,618,076)	(2,681,410)	(1,459,644)

      Net increase (decrease) in cash and cash equivalents		(4,267,695)	(7,945,941)	3,592,066

      Cash and cash equivalents, beginning of year			14,979,245	22,925,186	19,333,120

      Cash and cash equivalents, end of year				$10,711,550	$14,979,245	$22,925,186


  End of period cash and cash equivalents consist of:

    Cash at broker							$4,513,906	$4,359,494	$7,826,204
    Treasury bills							4,999,789	9,998,497	14,997,985
    Cash								196,788		120,240		99,988
    Money market fund							1,001,067	501,014		1,009

      Total cash and cash equivalents					$10,711,550	$14,979,245	$22,925,186

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010



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

  The Fund has filed an S-1 registration statement to register an additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of an up front selling commission of 1% calculated on the gross subscription amount in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by the Financial Industry Regulatory Authority ("FINRA").

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

2.  Significant Accounting Policies

  Registration Costs - Costs incurred for the initial filings with the SEC, FINRA and the states where the offering was made were accumulated, deferred and charged against the gross proceeds of offering at the initial closing as part of the offering expense. The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs, in addition to the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

  Revenue Recognition - Commodity futures contracts are recorded on the trade date and are reflected in the statement of assets and liabilities at the difference between the original contract amount and the market value on the last business day of the reporting period.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010



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


  Fair Value Measurement and Disclosures - Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date.

  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund?s own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2010 and 2009, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund?s investments accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009.

  Fair Value at December 31, 2010

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$1,001,067	$-		$-		$1,001,067
  U.S. Treasury Bills			-		4,999,789	-		4,999,789
  Exchange Traded - Futures Contracts	647,664		-		-		647,664
  Total					$1,648,731	$4,999,789	$-		$6,648,520

  Fair Value at December 31, 2009

  Description				Level 1		Level 2		Level 3		Total

  Money Market Accounts			$501,014	$-		$-		$501,014
  U.S. Treasury Bills			-		9,998,497	-		9,998,497
  Total					$501,014	$9,998,497	$-		$10,499,511

  In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") for improving disclosure about fair value measurements. ASU 2010-06 adds new disclosure requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). It also clarifies existing disclosure requirements relating to the levels of disaggregation for fair value measurement and inputs and valuation techniques used to measure fair value. As of January 1, 2010, the Fund adopted the provisions of ASU 2010-06 except for disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Fund?s financial statements.

  Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund?s income, expenses and trading gains or losses. No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner?s respective share of the Fund?s income and expenses as reported for income tax purposes.

  Management has continued to evaluate the application of ASC 740, ?Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund?s financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2010, 2009 and 2008.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010



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

  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the years ended December 31, 2010, 2009 and 2008.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expense:
  						   For the Year Ended December 31,
 						2010		2009		2008

  Corporate General Partner			$470,434	$766,090	$898,144
  Futures Investment Company			792,054		1,251,360	1,423,668

  Total related party expenses			$1,262,488	$2,017,450	$2,321,812

  Commissions included in accrued expenses:

  						December 31,	December 31,
 						2010		2009

  Corporate General Partner			$6,173		$51,924
  Futures Investment Company			30,118		34,561

  Total accrued commissions payable to
   related parties				$36,291		$86,485


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at December 31, 2010 and December 31, 2009 were $10,711,550 and $14,979,245, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $47,695,198 and $0 on long positions at December 31, 2010 and December 31, 2009, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open commodity futures contracts at December 31, 2010 and December 31, 2009 were $647,664 and $0 respectively.

  Open contracts generally mature within three months of December 31, 2010. The latest maturity for open futures contracts is in March 2011. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


7.  Trading Activities and Related Risks - Continued

  The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

				Derivative Instruments
				Statement of Assets and Liabilities

													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2010 Fair Value		2010 Fair Value		Net

Derivatives not designated as 	Futures contracts	Net unrealized gain (loss) on open		$651,883		$(4,219)		$647,664
hedge instruments under ASC 815				futures contracts


													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2009 Fair Value		2009 Fair Value		Net

Derivatives not designated as 	Futures contracts	Net unrealized gain (loss) on open		$-			$-			$-
hedge instruments under ASC 815				futures contracts


				Derivative Instruments
				Statement of Operations

														  For the Years Ended December 31,
  							Line Item in the Statement of Operations	2010			2009			2008

Derivatives not designated as 	Futures contracts	Net realized gain (loss) from investments  	$811,949		$(2,898,444)		$10,403,745
hedge instruments under ASC 815				and foreign currency transactions

Derivatives not designated as 	Futures contracts	Net unrealized appreciation from	  	$647,664		$-			$-
hedge instruments under ASC 815				investments



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

  Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments. Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short. Generally, financial instruments can be closed. However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor?s investment strategies.

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

  Notional amounts are equivalent to the aggregate face value of the derivative financial instruments. Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund?s exposure to credit or market risks. The amounts exchanged are based on the notional amounts and other terms of the derivatives.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)

                       Notes to the Financial Statements
                               December 31, 2010


10.  Indemnifications

  In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund?s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

11. Subsequent Events

  Effective February 10, 2011 the trades selected by Clarke began being cleared by Vision Financial Markets LLC. Trades continue to be introduced by Futures Investment Company. No further trades will be placed through MF Global Inc. All trading decisions continue to be made by Clarke and this change will not have any impact on its trading decisions.

12.  Financial Highlights

  										For the Years Ended December 31,
  						2010		2009		2007		2008		2007		2006
  Performance per unit (2)
  Net unit value, beginning of the year		$4,083.24	$5,404.76	$3,489.87	$4,175.12	$3,489.87	$3,357.08

  Net realized and unrealized gain (loss) from
  investments and foreign currency		609.02		(753.79)	1,365.97	2,355.63	1,365.97	505.12
  Investment income				3.26		6.44		151.43		64.59		151.43		139.17
  Expenses (1)					(464.38)	(574.17)	(832.15)	(1,190.58)	(832.15)	(511.50)

  Net increase (decrease) for the year		147.90		(1,321.52)	685.25		1,229.64	685.25		132.79

  Net unit value at the end of the year		$4,231.14	$4,083.24	$4,175.12	$5,404.76	$4,175.12	$3,489.87

  Net assets at the end of the year ($000)	$11,248		$14,711		$18,637		$22,691		$18,637		$17,015
  Total return (1)				3.62%		(24.45%)	19.64%		29.45%		19.64%		3.94%

  Number of units outstanding at the end of
   the year					2,658.37	3,602.89	4,463.75	4,198.35	4,463.75	4,875.48


  Supplemental Data:
  Ratio to average net assets
  Investment and other income (2)		0.08%		0.13%		4.14%		1.30%		4.14 %		4.22 %
  Expenses					(12.09%)	(12.02%)	(22.47%)	(24.03%)	(22.47%)	(4.36%)

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Includes brokerage commissions

  (2) For the years ended December 31, 2010, 2009, 2008 and 2007, investments in other income and expenses and net realized and unrealized gains and losses on commodity transactions are calculated based on a single unit outstanding during the period. For the year ended December 31, 2006, investment and other income and expenses are calculated using the average number of units outstanding during the year. Net realized and unrealized gains and losses on commodity transactions is a balancing amount necessary to reconcile the change in net unit value.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
              For the Years Ended December 31, 2010, 2009 and 200


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership