Form 10-Q
period 2011-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2011-05-16
CIK 865549

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended March 31, 2011 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 52% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and 8% in a cash management fund that invests in U.S. Treasuries and has high liquidity. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 39% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed from MF Global, Inc. to Vision Financial Markets LLC. About 1% of the previous month's net assets are retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades during the three year period covered by this report. Most of the operational profits and losses have been due to the trading activity of Clarke, though interest income also contributes, and there was an additional trading advisor allocated approximately 20% of trading equity from February 1, 2005 to October 1, 2007. As evidenced by the increase in net unit value since inception, from $1,000 in October, 1999 to $3,678.21 as of March 31, 2011, trading has been successful overall. Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant's net asset value per unit during the three months ended March 31, 2011 and March 31, 2010 was (13.07)% and (8.57)%, respectively. The difference over the periods was primarily due to operational losses which, for the 2011 period, were (12.97)% versus (8.45)% in the 2010 period (expressed as a percentage of the periods' beginning net asset value). Operational losses due to trading, similarly calculated, were (10.07)% for the 2011 period and (5.67)% for the 2010 period.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Net assets over the two periods were down from beginning to end of the period, and were (16.50)% in the 2011 period versus (15.86)% in the 2010 period. The similarity in net assets change despite the difference in net asset value per unit change is largely due to the difference in redemptions, which were about three times greater in the 2010 period than the 2011 period. Capital contributions were negligible in 2010 and non-existent in 2011.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to Clarke on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the
financial statements herein for the current incentive fees.   Because Clarke
has not recouped prior trading losses, it was not been paid an incentive fee in the two three month periods covered by this report.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the two three month periods ended March 31, 2011 and March 31, 2010 were 0.34% and 0.19% of beginning net asset value, respectively. The increase over the comparative periods is primarily due to higher compliance costs.

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income. However, short term interest rates were so low as to produce negligible interest income for the Fund over the two three months periods ended March 31, 2011 and March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                          Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB, the current FCM, Vision Financial Markets LLC, or any of their Affiliates, directors or officers.

Prior to February 10, 2011, the trades selected by the Fund's trading advisor were cleared through MF Global Inc. ("MFG") as FCM. MFG, (MFG was formerly known as Man Financial Inc. ("MFI") until the change of name to MFG was effected on July 19, 2007), has had the following described reportable events, none of which, in the opinion of the FCM, were material to the performance of the FCM on behalf of the Fund's account:

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

On March 6, 2008, and thereafter, 5 virtually identical proposed class action securities suits were filed against MFG's parent, MF Global Ltd. (now, MF Global Holdings Ltd.) ("MF Global"), certain of its officers and directors, and Man Group plc. These suits have now been consolidated into a single action. The complaints seek to hold defendants liable under SS 11, 12 and 15 of the Securities Act of 1933 by alleging that the registration statement and prospectus issued in connection with MF Global's initial public offering in July 2007 were materially false and misleading to the extent that representations were made regarding MF Global's risk management policies, procedures and systems. The allegations are based upon MF Global's disclosure of $141.5 million in trading losses incurred in a single day by an AP in his personal trading account ("Trading Incident"), which losses MFG was responsible to pay as an exchange clearing member. The consolidated cases have been dismissed on a motion to dismiss by defendants. Plaintiffs have appealed. In January 2011, the parties reached a preliminary agreement to settle whereby MF Global will contribute $2.5 million to an overall settlement amount of $90 million. The preliminary settlement will be subject to Court review and final approval.

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

In December 2010, the Court-appointed receiver for Joseph Forte, L.P., ("Forte Partnership") filed a complaint in the United States District Court for the Eastern District of Pennsylvania, alleging that MFG was negligent in the handling of a futures account the Forte Partnership maintained at MFG. The Complaint alleges that as a result of MFG's negligence, Joseph Forte ("Forte") was able to operate a Ponzi scheme in which he misappropriated at least $25,000,000 from limited partners in the Forte Partnership. The Complaint seeks damages "in excess of $150,000." MFG has not been served with the complaint.

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

On August 4, 2010, MFG was added as a defendant to a consolidated class action complaint filed against Moore Capital Management and related entities in the United States District Court for the Southern District of New York alleging claims of manipulation and aiding and abetting manipulation, in violation of the Commodity Exchange Act. Specifically, the complaint alleges that, between October 25, 2007 and June 6, 2008, Moore Capital directed MFG, as its executing broker, to enter "large" market on close orders (at or near the time of the close) for platinum and palladium futures contracts, which allegedly caused artificially inflated prices. On August 10, 2010, MFG was added as a defendant to a related class action complaint filed against the Moore-related entities on behalf of a class of plaintiffs who traded the physical platinum and palladium in the relevant time frame, which alleges price fixing under the Sherman Act and violations of the civil Racketeer Influenced and Corrupt Organizations Act. On September 30, 2010 plaintiffs filed an amended consolidated class action complaint that includes all of the allegations and claims identified above on behalf of subclasses of traders of futures contracts of platinum and palladium and physical platinum and palladium. Plaintiffs' claimed damages have not been quantified. This matter is in its earliest stages.

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

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. During the time when MFG acted as the Fund's clearing broker (through February 10, 2011), it represented to the General Partner that that none of the events it had reported would interfere with its performance as the clearing broker for the Fund's account.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2010 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:  Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  May 13, 2011

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               Quarterly Report

                                March 31, 2011























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements


  Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - March 31, 2011		F-4

  Condensed Schedule of Investments - December 31, 2010		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements				F-9 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.

                         Certified Public Accountants

            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of March 31, 2011, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2010, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2010 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 10, 2011

      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                                *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities

							March 31,	December 31,
							2011		2010
Assets							(A Review)

  Investments

  Equity in broker trading accounts

  Cash and cash equivalents at broker			$3,473,676	$4,513,906
  Net unrealized gain on open futures contracts		312,557		647,664

  Total equity in broker trading accounts		3,786,233	5,161,570

  U.S. Treasury Bills (cost $4,986,097 and $4,998,420)	4,989,071	4,999,789

  Cash							79,399		196,788
  Money market fund					801,090		1,001,067
  Prepaid expenses					3,093		4,124
  Total assets						9,658,886	11,363,338

Liabilities

  Partner redemptions payable				224,775		64,059
  Accrued commissions payable to related parties	22,416		36,291
  Other accrued liabilities				19,891		15,052

  Total liabilities					267,082		115,402

Net assets						$9,391,804	$11,247,936

Analysis of net assets

  Limited partners					$9,391,804	$11,247,936
  General partners					-		-

  Net assets (equivalent to $3,678.21 and
   $4,231.14 per unit)					$9,391,804	$11,247,936

Partnership units outstanding

  Limited partners units outstanding			2,553.36	2,658.37
  General partners units outstanding			-		-

  Total partnership units outstanding			2,553.36	2,658.37

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Condensed Schedule of Investments
                                March 31, 2011
                                  (A Review)

					Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

  United States Treasury bills, matures
  January 2012 (cost $4,986,097)	$5,000,000	$4,989,071	53.12%

Futures contracts

  Futures contracts held long
  Agriculture						$16,080		0.17%
  Metals						156,240		1.66%
  Energy						117,390		1.25%
  Currency						89,813		0.96%

  Total futures contracts held long			379,523		4.04%

  Futures contracts held short
  Agriculture						(66,966)	(0.71%)

  Total futures contracts held short			(66,966)	(0.71%)

  Net unrealized gain on open futures contracts		$312,557	3.33%

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

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)

								Three Months Ended March 31,
								2011		2010

Investment income

  Interest income						$3,207		$1,936

  Total investment income					3,207		1,936

Expenses

  Commission expense						291,665		382,455
  Professional fees						33,500		23,500
  Other operating expenses					4,885		4,799

  Total expenses						330,050		410,754

  Net investment (loss)						(326,843)	(408,818)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized (loss) from:
  Investments							(794,940)	(838,179)
  Foreign currency translation					(2,402)		(9,066)

  Net realized (loss) from investments and foreign
   currency transactions					(797,342)	(847,245)

  Net unrealized appreciation (depreciation) on investments	(335,107)	12,987

  Net realized and unrealized (loss) from investments
   and foreign currency						(1,132,449)	(834,258)

  Net (decrease) in net assets resulting from operations	$(1,459,292)	$(1,243,076)


Net (loss) per unit (for a single unit outstanding during
 the entire period)
  Limited partnership unit					$(552.93)	$(349.81)
  General partnership unit					$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                        (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

									    Three Months Ended March 31,
									2011				2010
								Units		Net Assets	Units		Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)								$(326,843)			$(408,818)
Net realized (loss) from investments and foreign currency
 transactions									(797,342)			(847,245)
Net unrealized appreciation (depreciation) on investments			(335,107)			12,987
Net (decrease) in net assets resulting from operations				(1,459,292)			(1,243,076)


Capital contributions from limited partners			-		-		10.44		40,361
Redemptions by limited partners					(105.01)	(396,840)	(297.87)	(1,130,647)

  Total (decrease) in net assets				(105.01)	(1,856,132)	(287.43)	(2,333,362)

Net assets at the beginning of the period			2,658.37	11,247,936	3,602.89	14,711,478

Net assets at the end of the period				2,553.36	$9,391,804	3,315.46	$12,378,116

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)

									Three Months Ended March 31,
									2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(1,459,292)	$(1,243,076)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:

  Changes in operating assets and liabilities:

  Decrease in prepaid expenses						1,031		2,849
  Unrealized (appreciation) depreciation on investments			335,107		(12,987)
  (Decrease) in accrued commissions payable to related parties		(13,875)	(28,154)
  Increase (decrease) in other accrued liabilities			4,839		(10,094)

  Net cash (used in) operating activities				(1,132,190)	(1,291,462)

Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions			-		40,361
  Partner redemptions							(236,124)	(879,338)

  Net cash (used in) financing activities				(236,124)	(838,977)

  Net (decrease) in cash and cash equivalents				(1,368,314)	(2,130,439)

  Cash and cash equivalents, beginning of period			10,711,550	14,979,245


  Cash and cash equivalents, end of period				$9,343,236	$12,848,806


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker					$3,473,676	$2,123,865
  Treasury Bills							4,989,071	9,999,916
  Cash									79,399		223,999
  Money market fund							801,090		501,026

  Total cash and cash equivalents					$9,343,236	$12,848,806

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

1.  Nature of the Business

  Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware. The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October, 1999. Ashley Capital Management, Inc. (the "Corporate General Partner") and Michael Pacult (the "Individual General Partner" and collectively the "General Partner") are the General Partners and the commodity pool operators ("CPO's") of the Fund. The sole registered commodity trading advisor ("CTA") of the fund is Clarke Capital Management, Inc. ("Clarke"). Effective July 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

2.  Significant Accounting Policies

  Registration Costs - The Fund remains open to new partners, and incurs costs required to retain the ability to issue new units. Such costs, in addition to the costs of recurring annual and quarterly filings with regulatory agencies are expensed as incurred.

  Regulation - The Fund is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities and Exchange Act of 1934 (the
Act). The Fund is subject to the regulations of the SEC and the reporting requirements of the Act. The Fund is also subject to the regulations of the Commodities Futures Trading Commission (CFTC), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants and interbank market makers through which the Fund trades.

  Revenue Recognition - Futures contracts are recorded on the trade date and are reflected in the statement of assets and liabilities at the difference between the original contract amount and the market value on the last business day of the reporting period.

  Market value of futures contracts is based upon exchange or other applicable market best available closing quotations.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended March 31, 2011 and year ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010.

					Fair Value at March 31, 2011

  U.S. Treasury Bills			$-		$4,989,071	$-		$4,989,071
  Exchange Traded - Futures Contracts	312,557		-		-		312,557
  Total					$312,557	$4,989,071	$-		$5,301,628

					Fair Value at December 31, 2010

  Description				Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills			$-		$4,999,789	$-		$4,999,789
  Exchange Traded - Futures Contracts	647,664		-		-		647,664
  Total					$647,664	$4,999,789	$-		$5,647,453

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

  Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2011 or March 31, 2010.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

5.  Fees

  The Fund charged the following fees:
  The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets on deposit with the FCM for domestic trades plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.
  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the three months ended March 31, 2011 and 2010.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expenses:
						For The Three Months Ended March 31,
						2011		2010

  Corporate General Partner			$105,474	$138,782
  Futures Investment Company			168,320		230,288

  Total related party expenses			$273,794	$369,070

  Commissions included in accrued expenses:

						March 31,	December 31,
						2011		2010

  Corporate General Partner			$14,420		$6,173
  Futures Investment Company			7,996		30,118

  Total accrued commissions payable to
   related parties				$22,416		$36,291


  In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
March 31, 2011
(A Review)

7.  Trading Activities and Related Risks

  The Fund is engaged in speculative trading of U.S. and foreign futures contracts. The Fund is exposed to both market risk, the risk arising from changes in market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

  A certain portion of cash in trading accounts are pledged as collateral for futures trading on margin. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities.

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at March 31, 2011 and December 31, 2010 were $9,343,236 and $10,711,550, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $19,289,972 and $47,695,198 on long positions at March 31, 2011 and December 31, 2010, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open futures contracts at March 31, 2011 and December 31, 2010 were $312,557 and $647,664 respectively.

  Open contracts generally mature within three months of March 31, 2011. The latest maturity for open futures contracts is in June 2011. However the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)


7.  Trading Activities and Related Risks - Continued

  The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

				Derivative Instruments
			Statement of Assets and Liabilities

														Asset Derivatives 	Liability Derivatives
														at March 31, 2011 	at March 31, 2011
  								Statement of Assets and Liabilities Location	Fair Value	  	Fair Value		Net


Derivatives not designated as hedge	Commodity contracts	Net unrealized gain (loss) on open futures
instruments under ASC 815					contracts					$399,153		$(86,596)		$312,557


														Asset Derivatives 	Liability Derivatives
														at December 31, 	at December 31,
  								Statement of Assets and Liabilities Location	2010 Fair Value	  	2010 Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open 		$651,883		$(4,219)		$647,664
instruments under ASC 815					futures contracts



  				Derivative Instruments
  				Statement of Operations

  														Three 			Three
														months ended		months ended
								Line Item in the Statement of Operations	March 31, 2011		March 31, 2010

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$(797,342)		$(847,245)


Derivatives not designated as hedge
instruments under ASC 815		Commodity contracts	Net unrealized appreciation from investments	$(335,107)	$12,987

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2011
                                  (A Review)

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

11.  Financial Highlights

							Three Months Ended March 31,
							2011		2010
  Performance per unit (1)
  Net unit value, beginning of the period		$4,231.14	$4,083.24

  Net realized and unrealized (loss) from
  investments and foreign currency			(428.91)	(233.77)
  Investment income					1.22		0.55
  Expenses						(125.24)	(116.59)

  Net (decrease) for the period				(552.93)	(349.81)

  Net unit value at the end of the period		$3,678.21	$3,733.43

  Net assets at the end of the period ($000)		$9,392		$12,378
  Total return (2)					(13.07%)	(8.57%)

  Number of units outstanding at the end of the period	2,553.36	3,315.46

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss) (3)				(12.69%)	(12.13%)
  Expenses (3)						(12.81%)	(12.19%)

  Total return is calculated based on the change in value of a unit during the period. An individual partner's total return and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investment income and expenses and net realized and unrealized gains and losses on futures transactions are calculated based on a single unit outstanding during the period.
  (2) Not annualized.
  (3) Annualized.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                  Three Months Ended March 31, 2011 and 2010


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership