Form 10-Q
period 2011-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2011-08-15
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2011

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2011 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 56% of its total assets in a Treasury Direct Account maintained with the United States Department of the Treasury, and 7% in a cash management fund that invests in U.S. Treasuries and has high liquidity. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. The general partner maintains approximately 37% of our net assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed from MF Global, Inc. to Vision Financial Markets LLC. Less than 1% of the previous month's net assets was retained in our bank accounts to pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. On October 29, 2010, the Fund requested withdrawal of a previously filed post effective amendment and filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of a 1% up front selling commission calculated on the gross subscription amount, in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA. As of the date of this Report, $14,213,748 has been sold pursuant to a previous registration statement and, upon redemption by the holder, will not be resold.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades during the period covered by this report. Most of the operational profits and losses have been due to the trading activity of Clarke, though interest income also contributes, and there was an additional trading advisor allocated approximately 20% of trading equity from February 1, 2005 to October 1, 2007. As evidenced by the increase in net unit value since inception, from $1,000 in October, 1999 to $3,710.00 as of June 30, 2011, trading has been successful overall. Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant's net asset value per unit during the three months ended June 30, 2011 and June 30, 2010 was 0.86% and (3.26)%, respectively. The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were 4.43% for the 2011 period and (0.31)% for the 2010 period (expressed as a percentage of the periods' beginning net asset value). Operational losses due to expenses in the 2011 period, similarly calculated, were (-3.20)% versus (- 2.88)% in the 2010 period.

The (loss) in registrant's net asset value per unit during the six months ended June 30, 2011 and June 30, 2010 was (12.32)% and (11.55)%, respectively. Operational losses over these six month periods were due to expenses (-5.57% and -5.20%, respectively) and trading losses (-6.37% and -5.93%, respectively).

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Total assets over the two three month periods were down from beginning to end of the period, and were (8.29)% in the 2011 period versus (11.71)% in the 2010 period. The difference in net assets is due to both trading results, described above, and the difference in redemptions, which were about two times greater in the 2010 period than the 2011 period. Capital contributions were negligible in 2010 and none in 2011.

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

If a large price movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. As always, past performance is not necessarily indicative of future results. Commencing with this quarterly report, Clarke has provided to the Fund an analysis of approximate sector by sector performance, which the Fund has summarized below. Beginning the second quarter 2012, the Fund will present historical quarterly comparisons.

Approximate Percentage Returns by Market Sector - Second Quarter, 2011

Currencies:	3.5%
Energy:		-0.2%
Financials:	2.4%
Grains:		-0.1%
Meats:		-0.1%
Metals:		1.7%
Softs:		0.0%
Tropicals:	-2.8%
Indexes:	0%

Total*:		4.4%

* Individual items may not sum to the Total due to rounding.

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to Clarke on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the
financial statements herein for the current incentive fees.   Because Clarke
has not recouped prior trading losses, it was not been paid an incentive fee in any of the periods covered by this report.

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the two three month periods ended June 30, 2011 and June 30, 2010 were 0.45% and 0.26% of beginning net asset value, respectively. The increase over the comparative periods is primarily due to higher compliance costs.

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income. However, short term interest rates were so low as to produce negligible interest income for the Fund over the two three months periods ended June 30, 2011 and June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss. See the Fund's Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

Item 4.  Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers, except as follows:

Vision Financial Services LLC

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a). The alleged activities occurred prior to 2009. Without admitting or denying the findings in the Committee's Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs. Vision undertook to implement revised procedures for supervising GIBs within 6 months. Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.


MF Global

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

The FCMs have acted only as clearing brokers for the Fund's futures accounts and as such they have been paid commissions for executing and clearing trades. Neither FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCMs in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCMs have represented to the General Partner that that none of the events reported above would interfere with their performance as a clearing broker for the Fund's account.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  (Removed and Reserved)

Not Applicable

Item 5.  Other Information

(a)	None

(b)	None

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	The Registrant will amend this report within 30 days to include its financial statements in XBRL format.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated
Its General Partner

By:  /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  August 15, 2011

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               Quarterly Report

                                 June 30, 2011























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                       Index to the Financial Statements





  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - June 30, 2011		F-4

  Condensed Schedule of Investments - December 31, 2010		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements			     F-9 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of June 30, 2011, and the related statements of operations for the three and six months ended June 30, 2011 and 2010, and the statements of changes in net assets and cash flows for the six months ended June 30, 2011 and 2010. These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 9, 2011


      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *
                                 (847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities

							June 30,	December 31,
							2011		2010

Assets							(A Review)

  Investments

  Equity in broker trading accounts

    Cash and cash equivalents at broker			$2,941,900	$4,513,906
    Net unrealized gain on open futures contracts	292,133		647,664
      Total equity in broker trading accounts		3,234,033	5,161,570

  U.S. Treasury Bills (cost $4,986,097 and $4,998,420)	4,992,585	4,999,789

  Cash							28,636		196,788
  Money market fund					601,102		1,001,067
  Prepaid expenses					2,062		4,124
      Total assets					8,858,418	11,363,338

Liabilities

  Partner redemptions payable				1,002		64,059
  Accrued commissions payable to related parties	25,575		36,291
  Other accrued liabilities				35,274		15,052
      Total liabilities					61,851		115,402
Net assets						$8,796,567	$11,247,936

Analysis of net assets

  Limited partners					$8,796,567	$11,247,936
  General partners					-		-
      Net assets (equivalent to $3,710.00 and
      $4,231.14 per unit)				$8,796,567	$11,247,936

Partnership units outstanding

  Limited partners units outstanding			2,371.04	2,658.37
  General partners units outstanding			-		-
      Total partnership units outstanding		2,371.04	2,658.37

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Condensed Schedule of Investments
                                 June 30, 2011
                                  (A Review)


							Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

  United States Treasury bills, matures
  January 2012 (cost $4,986,097)			$5,000,000	$4,992,585	56.76%

Futures contracts

  Futures contracts held long
    Currency								$31,649		0.36%
      Total futures contracts held long					31,649		0.36%

  Futures contracts held short
    Agriculture								306,200		3.48%
    Energy								(17,560)	(0.20%)
    Currency								(28,156)	(0.32%)
      Total futures contracts held short				260,484		2.96%

      Net unrealized gain on open futures contracts			$292,133	3.32%



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


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)

							Three Months Ended June 30,	Six Months Ended June 30,
							2011		2010		2011		2010

Investment income

  Interest income					$3,526		$3,563		$6,733		$5,499
  Total investment income				3,526		3,563		6,733		5,499

Expenses

  Commission expense					261,250		327,485		552,914		709,940
  Professional fees					37,500		28,350		71,000		51,850
  Other operating expenses				4,958		4,335		9,844		9,134
    Total expenses					303,708		360,170		633,758		770,924

    Net investment (loss)				(300,182)	(356,607)	(627,025)	(765,425)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
    Investments						426,958		(84,877)	(367,981)	(923,056)
    Foreign currency translation			9,773		(1,292)		7,371		(10,358)
      Net realized gain (loss) from investments and
       foreign currency transactions			436,731		(86,169)	(360,610)	(933,414)

  Net unrealized appreciation (depreciation)
   on investments					(20,424)	47,764		(355,531)	60,751

    Net realized and unrealized gain (loss) from
     investments and foreign currency			416,307		(38,405)	(716,141)	(872,663)

      Net increase (decrease) in net assets resulting
       from operations					$116,125	$(395,012)	$(1,343,166)	$(1,638,088)


Net increase (decrease) per unit (for a single unit
 outstanding during the entire period)
  Limited partnership unit				$31.79		$(121.83)	$(521.14)	$(471.64)
  General partnership unit				$-		$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)


													Six Months Ended June 30,
										2011				2010
										Units		Net Assets	Units		Net Assets

Increase (decrease) in net assets from operations
  Net investment (loss)										$(627,025)			$(765,425)
  Net realized (loss) from investments and foreign currency transactions			(360,610)			(933,414)
  Net unrealized appreciation (depreciation) on investments					(355,531)			60,751
    Net (decrease) in net assets resulting from operations					(1,343,166)			(1,638,088)

  Capital contributions from limited partners					-		-		10.44		40,361
  Redemptions by limited partners						(287.33)	(1,108,203)	(658.23)	(2,441,119)
    Total (decrease) in net assets						(287.33)	(2,451,369)	(647.79)	(4,038,846)

  Net assets at the beginning of the period					2,658.37	11,247,936	3,602.89	14,711,478

  Net assets at the end of the period						2,371.04	$8,796,567	2,955.10	$10,672,632


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)

									Six Months Ended June 30,
									2011		2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(1,343,166)	$(1,638,088)

Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:

  Changes in operating assets and liabilities:

    Decrease in prepaid expenses					2,062		5,697
    Unrealized (appreciation) depreciation on investments		355,531		(60,751)
    (Decrease) in accrued commissions payable to related parties	(10,716)	(32,226)
    Increase (decrease) in other accrued liabilities			20,222		(7,156)
      Net cash (used in) operating activities				(976,067)	(1,732,524)

Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions			-		40,361
  Partner redemptions							(1,171,260)	(1,893,101)

    Net cash (used in) financing activities				(1,171,260)	(1,852,740)

      Net (decrease) in cash and cash equivalents			(2,147,327)	(3,585,264)

      Cash and cash equivalents, beginning of period			10,711,550	14,979,245

      Cash and cash equivalents, end of period				$8,564,223	$11,393,981


  End of period cash and cash equivalents consist of:

    Cash and cash equivalents at broker					$2,941,900	$660,238
    Treasury Bills							4,992,585	9,999,675
    Cash								28,636		233,030
    Money market fund							601,102		501,038

      Total cash and cash equivalents					$8,564,223	$11,393,981

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

  Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 ("the Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

  Fair value of futures contracts is based upon exchange or other applicable market best available closing quotations.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the period ended June 30, 2011 and year ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010.

								Fair Value at June 30, 2011
  Description					Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills				$-		$4,992,585	$-		$4,992,585
  Exchange Traded - Futures Contracts		292,133		-		-		292,133
  Total						$292,133	$4,992,585	$-		$5,284,718

  Fair Value at December 31, 2010
  Description					Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills				$-		$4,999,789	$-		$4,999,789
  Exchange Traded - Futures Contracts		647,664		-		-		647,664
  Total						$647,664	$4,999,789	$-		$5,647,453

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

  Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers money market funds and U.S. Treasury Bills to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2011 or June 30, 2010.

  Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

5.  Fees

  The Fund charged the following fees:
  The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets on deposit with the FCM for domestic trades plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.
  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the six months ended June 30, 2011 and 2010.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

					Commissions included in expenses:
					For The Six Months Ended June 30,
					2011		2010

  Corporate General Partner		$199,946	$257,807
  Futures Investment Company		316,599		436,291
  Total related party expenses		$516,545	$694,098

  Commissions included in accrued expenses:

					June 30,	December 31,
					2011		2010

  Corporate General Partner		$7,212		$6,173
  Futures Investment Company		18,363		30,118
  Total accrued commissions payable
   to related parties			$25,575		$36,291

  In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash and cash equivalents to satisfy these margin requirements. Cash and cash equivalents at June 30, 2011 and December 31, 2010 were $8,564,223 and $10,711,550, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $21,043,034 and $47,695,198 on long positions at June 30, 2011 and December 31, 2010, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open futures contracts at June 30, 2011 and December 31, 2010 were $292,133 and $647,664 respectively.

  Open contracts generally mature within three months of June 30, 2011. The latest maturity for open futures contracts is in December 2011. However, the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)


7.  Trading Activities and Related Risks - Continued

  The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

				Derivative Instruments
			Statement of Assets and Liabilities

														Asset Derivatives 	Liability Derivatives
														at June 30, 2011 	at June 30, 2011
  								Statement of Assets and Liabilities Location	Fair Value	  	Fair Value		Net


Derivatives not designated as hedge	Commodity contracts	Net unrealized gain (loss) on open futures
instruments under ASC 815					contracts					$410,325		$(118,192)		$292,133


														Asset Derivatives 	Liability Derivatives
														at December 31, 	at December 31,
  								Statement of Assets and Liabilities Location	2010 Fair Value	  	2010 Fair Value		Net

Derivatives not designated as hedge 	Commodity contracts	Net unrealized gain (loss) on open 		$651,883		$(4,219)		$647,664
instruments under ASC 815					futures contracts



  				Derivative Instruments
  				Statement of Operations

  														For the three 		For the six
														months ended		months ended
								Line Item in the Statement of Operations	June 30, 2011		June 30, 2011

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$436,731		$(360,610)


Derivatives not designated as hedge 				Net unrealized appreciation (depreciation)
instruments under ASC 815		Commodity contracts	from investments				$(20,424)		$(355,531)

  														For the three 		For the six
														months ended		months ended
								Line Item in the Statement of Operations	June 30, 2010		June 30, 2010

Derivatives not designated as hedge 	Commodity contracts	Net realized (loss) from investments
instruments under ASC 815					and foreign currency transactions		$(86,169)		$(933,414)


Derivatives not designated as hedge 				Net unrealized appreciation (depreciation)
instruments under ASC 815		Commodity contracts	from investments				$47,764			$60,751


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                 June 30, 2011
                                  (A Review)

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

11.  Financial Highlights

							Three Months Ended June 30,	Six Months Ended June 30,
							2011		2010		2011		2010

  Performance per unit (1)
  Net unit value, beginning of the period		$3,678.21	$3,733.43	$4,231.14	$4,083.24

  Net realized and unrealized gain (loss) from
   investments and foreign currency			154.12		(11.32)		(274.78)	(245.09)
  Investment income					1.44		1.11		2.65		1.66
  Expenses						(123.77)	(111.62)	(249.01)	(228.21)

    Net increase (decrease) for the period		31.79		(121.83)	(521.14)	(471.64)

      Net unit value at the end of the period		$3,710.00	$3,611.60	$3,710.00	$3,611.60

  Net assets at the end of the period ($000)		$8,797		$10,673		$8,797		$10,673
  Total return (2)					0.86%		(3.26%)		(12.32%)	(11.55%)

  Number of units outstanding at the end of the period	2,371.04	2,955.10	2,371.04	2,955.10

  Supplemental Data:
  Ratio to average net assets
    Net investment (loss) (3)				(12.98%)	(12.31%)	(12.75%)	(12.19%)
    Expenses (3)					(13.13%)	(12.43%)	(12.89%)	(12.28%)

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

  (2) Not annualized.

  (3) Annualized.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                    Six Months Ended June 30, 2011 and 2010


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership