Form 10-Q
period 2011-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2011-11-14
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                            SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2011

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

                                (800) 331-1532

(Registrant’s telephone number, including area code)

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
Yes [   ] No [   ] Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable.

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2011 are attached hereto at page F-1 and made a part hereof.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General Information

During the past quarter and in the future, Registrant, did and will, pursuant to the terms of the Limited Partnership Agreement, engage in the business of speculative and high risk trading of commodity futures and options markets through the services of one or more commodity trading advisors it selects.

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund’s inception. From February 1, 2005 through the end of September, 2007, the Fund also engaged NuWave Investment Corp as a trading advisor. Clarke traded approximately 80% of the Fund’s equity made available for trading and NuWave traded the other 20%. During the last week of September, 2007, the General Partner advised NuWave that, effective October 1, 2007, it would terminate the Advisory Agreement and Power of Attorney and requested that NuWave liquidate all positions it had open on behalf of the Fund as of the last business day of September, 2007, or as soon as practical thereafter. Clarke Capital Management, Inc. remains the sole trading advisor to the Fund. The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 59% of its total assets in a Treasury Direct Account maintained with the United States Department of the Treasury. From time to time, it may also maintain an interest in a cash management fund that invests in U.S. Treasuries and has high liquidity; however, as of the date of this Report, there was no such investment. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. As of the date of this Report, the general partner maintained approximately 33% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 8% of our total assets was maintained in a bank accountto pay expenses and redemptions. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund.  Clarke Capital Management, Inc. was responsible for the selection of all trades during the period covered by this report.  Most of the operational profits and losses have been due to the trading activity of Clarke, though interest income also contributes, and there was an additional trading advisor allocated approximately 20% of trading equity from February 1, 2005 to October 1, 2007.  As evidenced by the increase in net unit value since inception, from $1,000 in October, 1999 to $3,700.36 as of September 30, 2011, trading has been successful overall.  Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant’s net asset value per unit during the three months ended September 30, 2011 and September 30, 2010 was (0.26)% and 13.20%, respectively.  The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were 2.42% for the 2011 period and 15.20% for the 2010 period (expressed as a percentage of the periods' beginning net asset value).  Operational losses due to expenses in the 2011 period, similarly calculated, were (2.85)% versus (2.98)% in the 2010 period.

The (loss) in registrant’s net asset value per unit during the nine months ended September 30, 2011 and September 30, 2010 was (12.54)% and 0.13%, respectively.  Operational losses over these nine month periods were due to expenses (-7.87% and -7.40%, respectively) and trading gains(losses) (-4.47% and 5.09%, respectively).

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline.  Net assets over the two nine month periods were down from beginning to end of the period, and were (29.64)% in the 2011 period versus (25.47)% in the 2010 period.  The difference in net assets is due mainly to trading results, described above.  Redemptions were about 1.5 times greater in the 2010 period than the 2011 period.  Capital contributions were negligible in 2010 and none in 2011.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total trading equity as of the beginning of each month and, therefore, vary according to monthly trading performance, subscriptions and redemptions.  The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

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

Clarke trades its Alpha program for the Fund, which trades approximately 37 domestic and international commodity interests utilizing twelve models with a medium-to-long time frame, risk control and profit-taking characteristics. Twelve of these commodity interests are either long or short interest rate contracts, reflecting interest rates in Europe, the US, Canada, Japan and Australia. The balance of commodity  interests traded include currencies, grains, softs, metals, meats and fuels, both foreign and domestic. These models have been selected for their ability as a group to provide a high return for the amount of exposure or time that a position is held.  It should be noted that there will be times when there is significant correlation between markets within a market sector or between market sectors, possibly in an adverse direction to positions held in the client’s account.  This factor alone, although there are others, will lead to periods of extreme volatility and possibly very large drawdowns in Fund equity.  The Alpha program will, at times, have a significantly higher margin to equity ratio than other Clarke programs, and at other times will trade very lightly due to the selectivity of its models.

If a large price movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves.  Accordingly, market movements and conditions are not necessarily correlated with Fund performance.  As always, past performance is not necessarily indicative of future results.  Commencing with the priorquarterly report, Clarke has provides to the Fund an analysis of sector by sector performance, which the Fund has summarized below.  Beginning the second quarter 2012, the Fund will present historical quarterly comparisons.

Approximate Percentage Returns by Market Sector

                                                  2011

                                2nd Quarter          3rd Quarter

Currencies:            3.5%                       5.0%

Energy:                  -0.2%                     -3.0%

Financials:            2.4%                       1.5%

Grains:                   -0.1%                     (8.5%)

Meats:                   -0.1%                     7.0%

Metals:                  1.7%                       0.0%

Softs:                     0.0%                       0.0%

Tropicals:              -2.8%                     1.0%

Indexes:                                0%                          0.0%

Total*:                   4.4%                       3.0%

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

Operating expenses include accounting, audit, tax, and legal fees, as well as regulatory costs and printing and postage costs related to reports sent to limited partners. Operating expenses during the two three month periods ended September 30, 2011 and September 30, 2010 were 0.22% and 0.32% of beginning net asset value, respectively.  The decrease over the comparative periods is primarily due to higher non-recurring costs that fell within the prior period.

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income.  However, short term interest rates were so low as to produce negligible interest income for the Fund over the two three months periods ended September 30, 2011 and September 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The business of the Fund is speculative and involves a high degree of risk of loss.  See the Fund’s Registration Statement and prospectus contained therein, incorporated herein, for a full description of the risks attendant to Fund business.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FMC, as follows:

Vision Financial Services LLC

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision Financial Markets LLC ("Vision") consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a).  The alleged activities occurred prior to 2009.  Without admitting or denying the findings in the Committee’s Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs.  Vision undertook to implement revised procedures for supervising GIBs within 6 months.  Finally, Vision consented to a restriction on guaranteeing new introducing brokers until 2013, unless it petitions the NFA to lift the restriction earlier.

The FCM has acted only as clearing brokers for the Fund’s futures accounts and as such it has been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund’s prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCM has represented to the General Partner that that none of the events reported above would interfere with its performance as a clearing broker for the Fund’s account.

Subsequent Events:

Until February 10, 2011, the Fund maintained assets in a trading account at MF Global Inc., but permanently withdrew them on that date. Accordingly, it has no exposure to the October 31, 2011 bankruptcy of that firm.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2010 Form 10-K.  The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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

(b)           None

Item 6.  Exhibits

31.1        Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL formatted financials.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  November 14, 2011

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

Quarterly Report

September 30, 2011

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of September 30, 2011, and the related statements of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2011 and 2010.  These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
November 7, 2011

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities

	September 30,	December 31,
	2011	2010

Assets	(A Review)

Investments

Equity in broker trading accounts

Cash and cash equivalents at broker	$ 2,055,025	$ 4,513,906
Net unrealized gain on open futures contracts	749,098	647,664
Total equity in broker trading accounts	2,804,123	5,161,570

U.S. Treasury Bills (cost $4,986,097 and $4,998,420)	4,996,138	4,999,789

Cash	639,250	196,788
Money market fund	-	1,001,067
Prepaid expenses	8,881	4,124
Total assets	8,448,392	11,363,338

Liabilities

Partner redemptions payable	494,220	64,059
Accrued commissions payable to related parties	6,223	36,291
Other accrued liabilities	34,251	15,052
Total liabilities	534,694	115,402
Net assets	$ 7,913,698	$ 11,247,936

Analysis of net assets

Limited partners	$ 7,913,698	$ 11,247,936
General partners	-	-
Net assets (equivalent to $3,700.36 and $4,231.14 per unit)	$ 7,913,698	$ 11,247,936

Partnership units outstanding

Limited partners units outstanding	2,138.63	2,658.37
General partners units outstanding	-	-
Total partnership units outstanding	2,138.63	2,658.37

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
September 30, 2011
(A Review)

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
January 2012 (cost $4,986,097)	$ 5,000,000	$ 4,996,138	63.13%

Futures contracts

Futures contracts held long
Currency		$ 1,500	0.02%
Total futures contracts held long		1,500	0.02%

Futures contracts held short
Agriculture		305,511	3.86%
Energy		43,940	0.56%
Currency		398,147	5.03%
Total futures contracts held short		747,598	9.45%

Net unrealized gain on open futures contracts		$ 749,098	9.47%

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
December 31, 2010

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
January 2011 (cost $4,998,420)	$ 5,000,000	$ 4,999,789	44.45%

Futures contracts

Futures contracts held long
Agriculture		$ 279,103	2.48%
Metals		900	0.01%
Energy		90,000	0.80%
Currency		233,955	2.08%
Total futures contracts held long		603,958	5.37%

Futures contracts held short
Currency		43,706	0.39%
Total futures contracts held short		43,706	0.39%

Net unrealized gain on open futures contracts		$ 647,664	5.76%

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
(A Review)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Investment income
Interest income	$ 3,572	$ 2,788	$ 10,305	$ 8,287
Total investment income	3,572	2,788	10,305	8,287

Expenses
Commission expense	231,604	283,461	784,518	993,401
Professional fees	17,000	29,450	88,000	81,300
Other operating expenses	2,474	5,156	12,318	14,290
Total expenses	251,078	318,067	884,836	1,088,991

Net investment (loss)	(247,506)	(315,279)	(874,531)	(1,080,704)

Realized and unrealized gain (loss) from investments and foreign currency
Net realized gain (loss) from:
Investments	(224,449)	329,011	(592,430)	(594,045)
Foreign currency translation	(19,456)	8,336	(12,085)	(2,022)
Net realized gain (loss) from investments and foreign currency transactions	(243,905)	337,347	(604,515)	(596,067)

Net unrealized appreciation on investments	456,965	1,284,630	101,434	1,345,381

Net realized and unrealized gain (loss) from investments and
foreign currency	213,060	1,621,977	(503,081)	749,314

Net increase (decrease) in net assets resulting from operations	$ (34,446)	$ 1,306,698	$ (1,377,612)	$ (331,390)

Net increase (decrease) per unit (for a single unit outstanding during the entire period)
Limited partnership unit	$ (9.64)	$ 476.83	$ (530.78)	$ 5.19
General partnership unit	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
(A Review)

	Nine Months Ended September 30,
	2011		2010
	Units	Net Assets	Units	Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)		$ (874,531)		$ (1,080,704)
Net realized (loss) from investments and foreign currency transactions		(604,515)		(596,067)
Net unrealized appreciation on investments		101,434		1,345,381
Net (decrease) in net assets resulting from operations		(1,377,612)		(331,390)

Capital contributions from limited partners	-	-	10.44	40,361
Redemptions by limited partners	(519.74)	(1,956,626)	(931.64)	(3,456,555)
Total (decrease) in net assets	(519.74)	(3,334,238)	(921.20)	(3,747,584)

Net assets at the beginning of the period	2,658.37	11,247,936	3,602.89	14,711,478

Net assets at the end of the period	2,138.63	$ 7,913,698	2,681.69	$ 10,963,894

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
(A Review)

	Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (1,377,612)	$ (331,390)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses	(4,757)	8,546
Unrealized (appreciation) on investments	(101,434)	(1,345,381)
(Decrease) in accrued commissions payable to related parties	(30,068)	(47,361)
Increase (decrease) in other accrued liabilities	19,199	(4,953)
Net (purchases) of investments in United States government securities	(4,996,138)	-
Net cash (used in) operating activities	(6,490,810)	(1,720,539)

Cash Flows from Financing Activities

Proceeds from sale of units, net of sales commissions	-	40,361
Partner redemptions	(1,526,465)	(3,497,266)

Net cash (used in) financing activities	(1,526,465)	(3,456,905)

Net (decrease) in cash and cash equivalents	(8,017,275)	(5,177,444)
Cash and cash equivalents, beginning of period	10,711,550	14,979,245

Cash and cash equivalents, end of period	$ 2,694,275	$ 9,801,801

End of period cash and cash equivalents consist of:

Cash and cash equivalents at broker	$ 2,055,025	$ 3,564,115
Treasury Bills	-	4,999,726
Cash	639,250	1,236,919
Money market fund	-	1,041

Total cash and cash equivalents	$ 2,694,275	$ 9,801,801

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2011
(A Review)

1. Nature of the Business

Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware.  The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October 1999.  Ashley Capital Management, Inc. (the "Corporate General Partner") and Michael Pacult (the "Individual General Partner" and collectively the "General Partner") are the General Partners and the commodity pool operators ("CPO's") of the Fund.  The sole registered commodity trading advisor ("CTA") of the fund is Clarke Capital Management, Inc. ("Clarke").  Effective July 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

U.S. Treasury Bills - U.S. Treasury bills are valued at amortized cost, which management has determined approximates fair value.

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
September 30, 2011
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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the period ended September 30, 2011 and year ended December 31, 2010, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010.

Fair Value at September 30, 2011
Description	Level 1	Level 2	Level 3	Total
U.S. Treasury Bills	$ -	$ 4,996,138	$ -	$ 4,996,138
Exchange Traded - Futures Contracts	749,098	-	-	749,098
Total	$ 749,098	$ 4,996,138	$ -	$ 5,745,236
Fair Value at December 31, 2010
Description	Level 1	Level 2	Level 3	Total
U.S. Treasury Bills	$ -	$ 4,999,789	$ -	$ 4,999,789
Exchange Traded - Futures Contracts	647,664	-	-	647,664
Total	$ 647,664	$ 4,999,789	$ -	$ 5,647,453

Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses.  No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes.

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2007 through 2010 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2011 or September 30, 2010.

Reclassifications - Certain prior year amounts were reclassified to conform to current year presentation.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2011
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

A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the nine months ended September 30, 2011 and 2010.

The General Partner reserves the right to change the fee structure at its sole discretion.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2011
(A Review)

6. Related Party Transactions

The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  Related party commissions were as follows:

Commissions included in expenses:
	For The Nine Months Ended September 30,
	2011	2010

Corporate General Partner	$ 283,888	$ 362,064
Futures Investment Company	446,300	607,025
Total related party expenses	$ 730,188	$ 969,089

Commissions included in accrued expenses:

	September 30,	December 31,
	2011	2010

Corporate General Partner	$ 942	$ 6,173
Futures Investment Company	5,281	30,118
Total accrued commissions payable to related parties	$ 6,223	$ 36,291

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
September 30, 2011
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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At September 30, 2011 and December 31, 2010 these totaled $7,690,413 and $10,711,550, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $1,465,380 and $47,695,198 on long positions at September 30, 2011 and December 31, 2010, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open futures contracts at September 30, 2011 and December 31, 2010 were $749,098 and $647,664 respectively.

Open contracts generally mature within three months of September 30, 2011.  The latest maturity for open futures contracts is in December 2011. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2011
(A Review)

7. Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2011 Fair Value	Liability Derivatives at September 30, 2011 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 757,648	$ (8,550)	$ 749,098

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2010 Fair Value	Liability Derivatives at December 31, 2010 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 651,883	$ (4,219)	$ 647,664

Derivative Instruments
Statement of Operations

			For the three	For the nine
		Line Item in the Statement of Operations	months ended	months ended
			September 30, 2011	September 30, 2011
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments and foreign currency transactions	$ (243,905)	$ (604,515)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ 456,965	$ 101,434

			For the three	For the nine
		Line Item in the Statement of Operations	months ended	months ended
			September 30, 2010	September 30, 2010
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments and foreign currency transactions	$ 337,347	$ (596,067)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ 1,284,630	$ 1,345,381

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

Included in the definition of financial instruments are securities, restricted securities and derivative financial instruments.  Theoretically, the investments owned by the Fund directly are exposed to a market risk (loss) equal to the notional value of the financial instruments purchased and substantial liability on certain financial instruments purchased short.  Generally, financial instruments can be closed.  However, if the market is not liquid, it could prevent the timely close-out of any unfavorable positions or require the Fund to hold those positions to maturity, regardless of the changes in their value or the trading advisor’s investment strategies.

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

Notional amounts are equivalent to the aggregate face value of the derivative financial instruments.  Notional amounts do not represent the amounts exchanged by the parties to derivatives and do not measure the Fund’s exposure to credit or market risks.  The amounts exchanged are based on the notional amounts and other terms of the derivatives.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2011
(A Review)

10. Indemnifications

In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The Fund expects the risk of any future obligation under these indemnifications to be remote.

11. Financial Highlights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Performance per unit (1)
Net unit value, beginning of the period	$ 3,710.00	$ 3,611.60	$ 4,231.14	$ 4,083.24

Net realized and unrealized gain (loss) from
investments and foreign currency	96.92	588.71	(177.86)	343.62
Investment income	1.54	0.98	4.19	2.64
Expenses	(108.10)	(112.86)	(357.11)	(341.07)

Net increase (decrease) for the period	(9.64)	476.83	(530.78)	5.19

Net unit value at the end of the period	$ 3,700.36	$ 4,088.43	$ 3,700.36	$ 4,088.43

Net assets at the end of the period ($000)	$ 7,914	$ 10,964	$ 7,914	$ 10,964
Total return (2)	(0.26%)	13.20%	(12.54%)	0.13%

Number of units outstanding at the end of the period	2,138.63	2,681.69	2,138.63	2,681.69

Supplemental Data:
Ratio to average net assets
Net investment (loss) (3)	(11.98%)	(12.04%)	(12.53%)	(12.11%)
Expenses (3)	(12.15%)	(12.16%)	(12.67%)	(12.20%)

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
(2) Not annualized.
(3) Annualized.

Atlas Futures Fund, Limited Partnership
Affirmation of the Commodity Pool Operator
Nine Months Ended September 30, 2011 and 2010

************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership