Form 10-K
period 2011-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-03-30
CIK 865549

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the year ended  12-31-2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

                       Commission file number  333-53111

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

			   Delaware		    51-0380494
		State or other jurisdiction of	(I.R.S. Employer
		incorporation or organization	Identification No.)

                 505 Brookfield Drive, Dover, DE           19901
              (Address of principal executive offices)	(Zip Code)

      Registrant's telephone number, including area code:  (800) 331-1532

          Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Name of each exchange on which registered
	None			None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ] N/A

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

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998 through 2010 at Registration Nos. 333-61217, 333-53111 and 333-59976.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration Nos. 333-61217, 333-59976 and 333-170235 are incorporated by reference to Parts I, II, III, and IV.

                                    PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund,
L. P., (the "Fund") with the Securities and Exchange Commission (the "SEC"), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the "CFTC") was declared effective. Offers and sales of the Fund's limited partnership interests (the "Units") at the initial price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner. On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures. Trading commenced on November 18, 1999. On May 1, 2001, the Registrant registered $8,000,000 in additional Units. Units are offered and sold at the net asset value per Unit ("NAV") determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month. See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

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

The Registrant has filed a registration statement to register $10,000,000 in Units which, upon effectiveness, will be used to offer such Units for sale to the public under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of an up front selling commission of 6% calculated on the gross subscription amount in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by the Financial Industry Regulatory Authority ("FINRA"). Such offering will continue until the total dollar amount of Units is sold, or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement and the rules and regulations of the SEC.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant
(FCM), used for other investments, and held in bank accounts to pay current obligations. As of December 31, 2011, the Fund maintained approximately: 70% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, 12% at the futures commission merchant (FCM) to be available for trading by the trading advisor, and 18% in a cash management fund that invests only in U.S. Treasurys and has high liquidity. All such accounts are held in the name of the partnership and not commingled with those of any other entity. Less than 1% of the previous month's net assets were retained in the Fund's bank accounts to pay expenses and redemptions. Until February 10, 2011, the FCM was MF Global Inc. (see Subsequent Events, below). Subsequently, the Fund withdrew all assets from that firm and only maintained trading assets and placed trades at the direction of the CTA at Vision Financial Markets LLC, which is a member of the National Futures Association and registered with the Commodity Futures Trading Commission pursuant to the Commodity Exchange Act as an FCM. All trading decisions continue to be made by Clarke and this change did not have any impact on its trading decisions. The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers. The FCM, Vision Financial Markets LLC, has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund's account (see Subsequent Events at the end of this section):

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


The FCM has acted only as clearing brokers for the Fund's futures accounts and as such it has been paid commissions for executing and clearing trades. The FCM has not passed upon the adequacy or accuracy of the Fund's prospectus or this report and will not act in any supervisory capacity with respect to the CPO or the CTA, as the case may be, nor participate in the management of the CPO or of the Fund or of the CTA. Therefore, investors should not rely on the FCM in deciding whether or not to participate in the Fund.

The Fund is not aware of any threatened or potential claims or legal proceedings to which the Fund is a party or to which any of its assets are subject. The FCM has represented to the General Partner that that none of the events reported above would interfere with its performance as a clearing broker for the Fund's account.

Item 4.  Mine Safety Disclosures.

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

Following is a summary of certain financial information for the Registrant for the period from January 1, 2007 to December 31, 2011.

										For the Years Ended December 31,
  							2011		2010		2009		2008		2007
  Performance per unit (1)
  Net unit value, beginning of the year			$4,231.14	$4,083.24	$5,404.76	$4,175.12	$3,489.87

  Net realized and unrealized gain (loss) from
  investments and foreign currency			(557.75)	609.02		(753.79)	2,355.63	1,365.97
  Investment income					6.01		3.26		6.44		64.59		151.43
  Expenses						(459.42)	(464.38)	(574.17)	(1,190.58)	(832.15)

  Net increase (decrease) for the year			(1,011.16)	147.90		(1,321.52)	1,229.64	685.25

  Net unit value at the end of the year			$3,219.98	$4,231.14	$4,083.24	$5,404.76	$4,175.12

  Net assets at the end of the year ($000)		$5,274		$11,248		$14,711		$22,691		$18,637
  Total return						(23.90%)	3.62%		(24.45%)	29.45%		19.64%

  Number of units outstanding at the end of the year	1,637.79	2,658.37	3,602.89	4,198.35	4,463.75

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss)					(12.63%)	(12.01%)	(11.89%)	(22.73%)	(18.33%)
  Expenses						(12.80%)	(12.09%)	(12.02%)	(24.03%)	(22.47%)

Total return was calculated based on the change in value of a unit during the period. Net realized and unrealized gain (loss) from investments and foreign currency is a balancing amount necessary to reconcile the change in net unit value. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment income and expenses and net realized and unrealized gains and losses on futures transactions are calculated based on a single unit outstanding during the period.

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2011 and 2010:

							2011								2010

				1st Qtr		2nd Qtr		3rd Qtr		4th Qtr		1st Qtr		2nd Qtr		3rd Qtr		4th Qtr

Total Investment Gain		-1,132,449	416,307		213,060		-846,162	-834,258	-38,405		1,621,977	710,299

Net Income (Loss)		-1,459,292	116,125		-34,446		-1,043,496	-1,243,076	-395,012	1,306,698	381,672

Net Income (Loss) per limited
 partnership unit		-552.93		31.79		-9.64		-480.38		-349.81		-121.83		476.83		142.71

Net Income (Loss) per general
 partnership unit (if any)	-		-		-		-		-		-		-		-

Net asset value per partnership
 unit at the end of period.	3,678.21	3,710.00	3,700.36	3,219.98	3,733.43	3,611.60	4,088.43	4,231.14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The Fund records all investments at market value in its financial statements, with changes in market value reported as a component of realized and change in unrealized trading gain (loss) in the Statements of Operations. In certain circumstances, estimates are involved in determining market value in the absence of an active market closing price.

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

The entire offering proceeds will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. In this way, substantially all (i.e., approximately 99% or more) of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and options on futures contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder. The Fund's assets are normally invested in cash equivalents, such as U.S. Treasury bills, a 100% Treasury money market fund, and held by the futures broker.

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

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial. The results of the partial year 1999 and the years 2000 through 2011 reflect the absorption of these costs by the Fund. See the Registration Statements, incorporated by reference herein, for an explanation of the operation of the Fund.

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades during the period covered by this report. Most of the operational profits and losses have been due to the trading activity of Clarke, though interest income also contributes, and there was an additional trading advisor allocated approximately 20% of trading equity from February 1, 2005 to October 1, 2007. Net unit value has increased since inception, from $1,000 in October, 1999 to $3,219.98 as of December 31, 2011. Past
performance is not necessarily indicative of future results, however.

The gain (loss) in registrant's net asset value per unit during the years ended December 31, 2011, 2010 and 2009, respectively, was (23.90%), 3.62% and (24.45%). The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were (13.18)% for 2011, 14.92% for 2010 and (13.95)% for 2009 (expressed as a percentage of the periods' beginning net asset value per unit). Operational losses due to expenses in, similarly calculated, were (10.86)% in 2011, (11.37)% in 2010 and (10.62)% in 2009.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Net assets over the three years ended December 31, 2011, 2010 and 2009 were down from beginning to end of the period, and were (53.11)% in 2011, (23.54)% in 2010 and (35.17%) in
2009. The decrease in net assets is due mainly to trading results, described above, and redemptions. Redemptions were 3.55 million in 2011 and 2010 and were $3.19 million in 2009. There were no capital contributions in 2011, they were negligible in 2010 and totaled $0.35 million in 2009.

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

If a large price movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves. Accordingly, market movements and conditions are not necessarily correlated with Fund performance. As always, past performance is not necessarily indicative of future results. Commencing with the second quarter 2011 quarterly report, Clarke began providing to the Fund an analysis of sector by sector performance. However, there is not yet enough data to provide year over year comparisons.

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

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income. However, short term interest rates were so low as to produce negligible interest income for the Fund over the three years covered by this report.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and options on futures contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund's trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

In addition to market risk, in entering into futures and options on futures contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements as of December 31, 2011 were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided in this Report beginning on page F-1. The supplementary financial information specified by Item 302 of Regulation S-K is included in
Item 6. Selected Financial Data in this Report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public. All Fund money is on deposit either with a bank, in T-Bills on deposit with the US Treasury, in a 100% Treasury money market fund or a futures commission merchant. There is an audit trail produced by both. A certified public accountant prepares the monthly financial statements. The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month. No information related to the value of the units during the month is available to the Fund sales force or the prospects. All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year. The Fund maintains its subscription agreements and other records for six years.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2011, the General Partner's internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner. Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult. The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 67, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner. The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)  None

(b) As of December 31, 2011, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund's annual financial statements, for review of financial statements included in the Fund's Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2011 and 2010 were $20,750 and $20,090, respectively.

(2)	Audit Related Fees

None

(3)	Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2011 and 2010 were 8,250 and $5,500, respectively.

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

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:		Atlas Futures Fund, Limited Partnership
			By Ashley Capital Management, Inc.
			Its General Partner

Date: March 30, 2012	By: /s/ Michael Pacult
			Mr. Michael P. Pacult
			Sole Director, Sole Shareholder
			President and Treasurer

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                 ANNUAL REPORT

                               December 31, 2011























                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive

                       Index to the Financial Statements





								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - December 31, 2011		F-4

  Condensed Schedule of Investments - December 31, 2010		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements			     F-9 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm


To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have audited the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership (a Delaware limited partnership), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2011 and 2010, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2011 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 7, 2012

                      300 Village Green Drive, Suite 210
                  Lincolnshire, Illinois 60069 *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities
                          December 31, 2011 and 2010

							2011		2010

Assets

  Equity in broker trading accounts

  Cash and cash equivalents at broker			$662,202	$4,513,906
  Net unrealized gain on open futures contracts		113,800		647,664
  Total equity in broker trading accounts		776,002		5,161,570

  U.S. Treasury Bills (cost $3,986,110 and $4,998,420)	3,999,691	4,999,789

  Cash and cash equivalents				1,012,647	1,197,855
  Prepaid expenses					7,850		4,124
  Total assets						5,796,190	11,363,338

Liabilities

  Partner redemptions payable				497,919		64,059
  Accrued commissions payable to related parties	10,569		36,291
  Other accrued liabilities				14,045		15,052
  Total liabilities					522,533		115,402
Net assets						$5,273,657	$11,247,936

Analysis of net assets

  Limited partners					$5,273,657	$11,247,936
  General partners	-	-
  Net assets (equivalent to $3,219.98
    and $4,231.14 per unit)				$5,273,657	$11,247,936

Partnership units outstanding

  Limited partners units outstanding			1,637.79	2,658.37
  General partners units outstanding			-		-
  Total partnership units outstanding			1,637.79	2,658.37

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Condensed Schedule of Investments
                               December 31, 2011


  						Face Value	Fair Value	Percent of
										Net Assets

United States Treasury bills

  United States Treasury bills, matures
  January 2012 (cost $3,986,110)		$4,000,000	$3,999,691	75.84%

Futures contracts

  Futures contracts held long
  Agriculture							$504		0.01%
  Energy							6,260		0.12%
  Currency							62,269		1.18%
  Total futures contracts held long				69,033		1.31%

  Futures contracts held short
  Agriculture							(6,388)		(0.12%)
  Energy							53,130		1.01%
  Currency							(1,975)		(0.04%)
  Total futures contracts held short				44,767		0.85%

  Net unrealized gain on open futures contracts			$113,800	2.16%

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

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
             For the Years Ended December 31, 2011, 2010 and 2009

						2011		2010		2009

Investment income

  Interest income				$13,848		$9,957		$25,287
  Total investment income			13,848		9,957		25,287

Expenses

  Commission expense				973,768		1,295,025	2,108,568
  Professional fees				91,000		102,900		135,300
  Other operating expenses			20,945		21,363		13,838
  Total expenses				1,085,713	1,419,288	2,257,706

  Net investment (loss)				(1,071,865)	(1,409,331)	(2,232,419)

Realized and unrealized gain (loss) from investments and foreign currency

  Net realized gain (loss) from:
  Investments					(801,581)	814,678		(2,928,481)
  Foreign currency translation			(13,799)	(2,729)		30,037
  Net realized gain (loss) from investments
   and foreign currency transactions		(815,380)	811,949		(2,898,444)

  Net unrealized appreciation (depreciation)
   on investments				(533,864)	647,664		-

  Net realized and unrealized gain (loss) from
   investments and foreign currency		(1,349,244)	1,459,613	(2,898,444)

  Net increase (decrease) in net assets
   resulting from operations			$(2,421,109)	$50,282		$(5,130,863)


Net increase (decrease) per unit (for a single
 unit outstanding during the entire period)
  Limited partnership unit			$(1,011.16)	$147.90		$(1,321.52)
  General partnership unit			$-		$-		$-

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                        (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
             For the Years Ended December 31, 2011, 2010 and 2009


								2011				2010				2009
							Units		Net Assets	Units		Net Assets	Units		Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)							$(1,071,865)			$(1,409,331)			$(2,232,419)
Net realized gain (loss) from investments and foreign
 currency transactions							(815,380)			811,949				(2,898,444)
Net unrealized appreciation on investments				(533,864)			647,664				-
Net increase (decrease) in net assets resulting from
 operations								(2,421,109)			50,282				(5,130,863)

Capital contributions from limited partners		-		-		10.44		40,361		65.09		345,345
Redemptions by limited partners				(1,020.58)	(3,553,170)	(954.96)	(3,554,185)	(660.55)	(3,194,039)
  Total (decrease) in net assets			(1,020.58)	(5,974,279)	(944.52)	(3,463,542)	(595.46)	(7,979,557)

Net assets at the beginning of the year			2,658.37	11,247,936	3,602.89	14,711,478	4,198.35	22,691,035

Net assets at the end of the year			1,637.79	$5,273,657	2,658.37	$11,247,936	3,602.89	$14,711,478

    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
             For the Years Ended December 31, 2011, 2010 and 2009

  										2011		2010		2009

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations			$(2,421,109)	$50,282		$(5,130,863)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

  Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses					(3,726)		7,271		(11,395)
  Decrease in interest receivable						-		-		203
  Unrealized (appreciation) depreciation on investments				533,864		(647,664)	-
  (Decrease) in accrued commissions payable to related parties			(25,722)	(50,194)	(65,452)
  (Decrease) in incentive fees payable						-		-		(57,490)
  Increase (decrease) in other accrued liabilities				(1,007)		(9,314)		466

  Net cash (used in) operating activities					(1,917,700)	(649,619)	(5,264,531)

Cash Flows from Financing Activities

  Proceeds from sale of units, net of sales commissions				-		40,361		345,345
  Partner redemptions								(3,119,310)	(3,658,437)	(3,026,755)

  Net cash (used in) financing activities					(3,119,310)	(3,618,076)	(2,681,410)

  Net (decrease) in cash and cash equivalents					(5,037,010)	(4,267,695)	(7,945,941)

  Cash and cash equivalents, beginning of year					10,711,550	14,979,245	22,925,186


  Cash and cash equivalents, end of year					$5,674,540	$10,711,550	$14,979,245


  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker						$662,202	$4,513,906	$4,359,494
  Treasury bills								3,999,691 (1)	4,999,789	9,998,497
  Cash and cash equivalents							1,012,647	1,197,855	621,254

  Total cash and cash equivalents						$5,674,540	$10,711,550	$14,979,245

(1) The Fund maintains U.S. Treasury Bills generally with an original maturity of 90 days, which are classified as cash equivalents. For the year ended December 31, 2011, U.S. Treasury Bills had an original maturity greater than 90 days. Management has decided to present this balance as a cash equivalent for consistency purposes as the nature and use of this balance has remained constant. Further, proceeds from the maturity of the January 12, 2012 U.S. Treasury Bills were used to purchase U.S. Treasury Bills with a 90 day maturity, which will be classified as cash equivalents.


    The accompanying notes are an integral part of the financial statements

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  The Fund has filed an S-1 registration statement to register an additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of an up front selling commission of 6% calculated on the gross subscription amount in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by the Financial Industry Regulatory Authority ("FINRA").

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

  Revenue Recognition - Forward contracts, futures and other investments are recorded on the trade date and will be reflected in the statements of operations at the difference between the original contract amount and the fair value on the last business day of the reporting period.

  Fair value of forward contracts, futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the years ended December 31, 2011 and 2010, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

  							Fair Value at December 31, 2011
  Description				Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills			$-		$3,999,691	$-		$3,999,691
  Exchange Traded - Futures Contracts	113,800		-		-		113,800
  Total					$113,800	$3,999,691	$-		$4,113,491

  							Fair Value at December 31, 2010
  Description				Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills			$-		$4,999,789	$-		$4,999,789
  Exchange Traded - Futures Contracts	647,664		-		-		647,664
  Total					$647,664	$4,999,789	$-		$5,647,453

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

  Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2011, 2010 or 2009.

  Reclassifications - A new cash equivalent account was opened in 2011. The prior year money market fund balance was reclassified to the cash and cash equivalent to conform to current year presentation. Also, prior year investment and other income ratios to average net assets were reclassified to net investment income (loss) to average net assets to conform to current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

5.  Fees

  The Fund charged the following fees:
  The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets on deposit with the FCM for domestic trades plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.
  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the years ended December 31, 2011, 2010 and 2009.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expenses:
  						For The Years Ended December 31,
 						2011		2010		2009

  Corporate General Partner			$352,405	$470,434	$766,090
  Futures Investment Company			560,082		792,054		1,251,360
  Total related party commissions		$912,487	$1,262,488	$2,017,450

  Operating expenses included in expenses:

  						December 31,
  						2011

  Futures Investment Company			$5,618
  Total related party operating expenses	$5,618


  Commissions included in accrued expenses:

  						December 31,	December 31,
  						2011		2010

  Corporate General Partner			$4,144		$6,173
  Futures Investment Company			6,425		30,118
  Total accrued commissions payable to related
    parties					$10,569		$36,291

  In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

  Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At December 31, 2011 and December 31, 2010 these totaled $5,674,540 and $10,711,550, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

  Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $15,096,202 and $47,695,198 on long positions at December 31, 2011 and December 31, 2010, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

  Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

  The net unrealized gains on open futures contracts at December 31, 2011 and December 31, 2010 were $113,800 and $647,664 respectively.

  Open contracts generally mature within three months of December 31, 2011. The latest maturity for open futures contracts is in March 2012. However, the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


7.  Trading Activities and Related Risks - Continued

  The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

				Derivative Instruments
				Statement of Assets and Liabilities

													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2011 Fair Value		2011 Fair Value		Net

Derivatives not designated as 	Futures contracts	Net unrealized gain (loss) on open		$122,163		$(8,363)		$113,800
hedge instruments under ASC 815				futures contracts


													Asset Derivatives 	Liability Derivatives
													at December31, 		at December 31,
  							Statement of Assets and Liabilities Location	2010 Fair Value		2010 Fair Value		Net

Derivatives not designated as 	Futures contracts	Net unrealized gain (loss) on open		$651,883		$(4,219)		$647,664
hedge instruments under ASC 815				futures contracts

				Derivative Instruments
				Statement of Operations

														  For the Years Ended December 31,
  							Line Item in the Statement of Operations	2011			2010			2009

Derivatives not designated as 	Futures contracts	Net realized gain (loss) from investments  	$(815,380)		$811,949		$(2,898,444)
hedge instruments under ASC 815				and foreign currency transactions

Derivatives not designated as 	Futures contracts	Net unrealized appreciation from	  	$(533,864)		$647,664		$-
hedge instruments under ASC 815				investments



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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                               December 31, 2011


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

11.  Financial Highlights

										For the Years Ended December 31,
  							2011		2010		2009		2008		2007
  Performance per unit (1)
  Net unit value, beginning of the year			$4,231.14	$4,083.24	$5,404.76	$4,175.12	$3,489.87

  Net realized and unrealized gain (loss) from
  investments and foreign currency			(557.75)	609.02		(753.79)	2,355.63	1,365.97
  Investment income					6.01		3.26		6.44		64.59		151.43
  Expenses						(459.42)	(464.38)	(574.17)	(1,190.58)	(832.15)

  Net increase (decrease) for the year			(1,011.16)	147.90		(1,321.52)	1,229.64	685.25

  Net unit value at the end of the year			$3,219.98	$4,231.14	$4,083.24	$5,404.76	$4,175.12

  Net assets at the end of the year ($000)		$5,274		$11,248		$14,711		$22,691		$18,637
  Total return						(23.90%)	3.62%		(24.45%)	29.45%		19.64%

  Number of units outstanding at the end of the year	1,637.79	2,658.37	3,602.89	4,198.35	4,463.75

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss)					(12.63%)	(12.01%)	(11.89%)	(22.73%)	(18.33%)
  Expenses						(12.80%)	(12.09%)	(12.02%)	(24.03%)	(22.47%)

  Total return was calculated based on the change in value of a unit during the period. Net realized and unrealized gain (loss) from investments and foreign currency is a balancing amount necessary to reconcile the change in net unit value. An individual member's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investment income and expenses and net realized and unrealized gains and losses on futures transactions are calculated based on a single unit outstanding during the period.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
             For the Years Ended December 31, 2011, 2010 and 2009


*****************************************************************************



To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.


  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership