Form 10-Q
period 2012-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-05-15
CIK 865549

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2012

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2012 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund's inception. During the periods covered by this report, Clarke Capital Management, Inc. was the sole trading advisor to the Fund (see Subsequent Events at the end of this Item). The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 68% of its total assets in a Treasury Direct Account maintained with the United States Department of the Treasury. From time to time, it may also maintain an interest in a cash management fund that invests in U.S. Treasuries and has high liquidity; however, as of the date of this Report, there was no such investment. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. As of the date of this Report, the general partner maintained approximately 18% of our total assets with the futures commission merchant ("FCM") for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 13% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM's (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. On October 29, 2010, the Fund requested withdrawal of a previously filed post effective amendment and filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness, the Units will be offered and sold pursuant to a prospectus under similar terms to the previous offering; however, there will be compensation to the affiliated selling agent, Futures Investment Company, of a 6% up front selling commission calculated on the gross subscription amount, in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA. As of the date of this Report, $14,213,748 has been sold pursuant to a previous registration statement and, upon redemption by the holder, will not be resold.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades during the period covered by this report. Most of the operational profits and losses have been due to the trading activity of Clarke, though interest income also contributes, and there was an additional trading advisor allocated approximately 20% of trading equity from February 1, 2005 to October 1, 2007. Net unit value has increased since inception, from $1,000 in October, 1999 to $2,992.00 as of March 31, 2012. Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant's net asset value per unit during the three months ended March 31, 2012 and 2011, respectively, was (7.08%) and (13.07%). The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were (3.55)% and (10.14)% for the same respective periods (expressed as a percentage of the periods' beginning net asset value per unit). Operational losses due to expenses in, similarly calculated, were (3.54)% and (2.96)% for the same respective periods.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Net assets over the three months ended March 31, 2012 and 2011 were down from beginning to end of the period, and were (-19.01)% and (16.50)%, respectively. The decrease in net assets is due mainly to trading results, described above, and redemptions. Redemptions were $(671,752) and $(396,840) over the same respective periods ((12.74)% and (3.53)% of beginning net assets, respectively). There were no capital contributions over the same periods.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund's total trading equity as of the beginning of each month and, therefore, vary according to monthly trading performance, subscriptions and redemptions. The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

The above described performance was primarily due to the trading of Clarke, which traded for the Fund via its proprietary methods. The general trading strategy of all of Clarke's programs is trend following. Most, but not all, trade initiations and liquidations are in the direction of the trend. All Clarke programs employ techniques that utilize a number of trading models acting independently. Each model generates its own entry and exit signals and trades both sides of the market (long and short). With minor differences only for long or short positions, a particular model trades all markets with the same rules and parameters, regardless of the program. Clarke reserves the right to make adjustments in the exact entry or exit price a model uses for any program or pool, or to delay entry or exit on any order, in order to attempt to reduce the impact of slippage from large block orders being executed at the same or similar prices. The models vary from intermediate through long-term to very long-term in timeframe focus and testing has been done in order to select only those models that have good performance characteristics across a wide range of conditions and complementary performance with all other models in a program.

Clarke traded its Alpha program for the Fund, which traded approximately 37 domestic and international commodity interests utilizing twelve models with a medium-to-long time frame, risk control and profit-taking characteristics. Twelve of these commodity interests are either long or short interest rate contracts, reflecting interest rates in Europe, the US, Canada, Japan and Australia. The balance of commodity interests traded include currencies, grains, softs, metals, meats and fuels, both foreign and domestic. These models have been selected for their ability as a group to provide a high return for the amount of exposure or time that a position is held. It should be noted that there will be times when there is significant correlation between markets within a market sector or between market sectors, possibly in an adverse direction to positions held in the client's account. This factor alone, although there are others, will lead to periods of extreme volatility and possibly very large drawdowns in Fund equity. The Alpha program will, at times, have a significantly higher margin to equity ratio than other Clarke programs, and at other times will trade very lightly due to the selectivity of its models.

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

Pursuant to the Trading Advisory Agreement, the Fund paid a quarterly incentive fee to Clarke on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the
financial statements herein for the current incentive fees.   Because Clarke
has not recouped prior trading losses, it was not been paid an incentive fee in any of the periods covered by this report.

The balance of the Fund's income that does not derive from the trading activity of Clarke comes from interest income. However, short term interest rates were so low as to produce negligible interest income for the Fund over the three years covered by this report.

Subsequent Events:

Effective April 11, 2012, the Fund's Advisory Agreement with Clarke Capital Management, Inc. was terminated and all open positions were closed. Hamer Trading Inc., an independent registered Commodity Trading Advisor, now serves as the Fund's sole trading advisor and trades its Diversified Systematic Program on behalf of the Fund, commencing April 12, 2012. Hamer is paid a 1% management fee calculated on the prior month-end net assets allocated to it by the Fund to trade, along with a 20% quarterly incentive fee on New Net Profits, as that term is defined in the Fund's Prospectus.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FCM, as follows:

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund's 2011 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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
Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  May 15, 2012

                    ATLAS FUTURES FUND, LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                               QUARTERLY REPORT

                                March 31, 2012





                               GENERAL PARTNER:
                        Ashley Capital Management, Inc.
                           % Corporate Systems, Inc.
                             505 Brookfield Drive
                      Dover, Kent County, Delaware 19901

                      Index to the Financial Statements

  								Page

  Report of Independent Registered Public Accounting Firm	F-2

  Statements of Assets and Liabilities				F-3

  Condensed Schedule of Investments - March 31, 2012		F-4

  Condensed Schedule of Investments - December 31, 2011		F-5

  Statements of Operations					F-6

  Statements of Changes in Net Assets				F-7

  Statements of Cash Flows					F-8

  Notes to the Financial Statements			     F-9 - F-15

  Affirmation of the Commodity Pool Operator			F-16

                           Patke & Associates, Ltd.
                         Certified Public Accountants
            Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of March 31, 2012, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2012 and 2011. These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2011, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 7, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2011 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
May 9, 2012

      300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069
                                *(847)913-5400

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                     Statements of Assets and Liabilities

  								March 31,	December 31,
  								2012		2011
								(A Review)
Assets

  Equity in broker trading accounts

  Cash and cash equivalents at broker				$802,987	$662,202
  Net unrealized gain (loss) on open futures contracts		(90)		113,800
  Total equity in broker trading accounts			802,897		776,002

  U.S. Treasury Bills (cost $2,999,924 and $3,986,110)		2,999,990	3,999,691

  Cash and cash equivalents					581,367		1,012,647
  Prepaid expenses						5,887		7,850
  Total assets							4,390,141	5,796,190

Liabilities

  Partner redemptions payable					72,166		497,919
  Accrued commissions payable to related parties		40,422		10,569
  Other accrued liabilities					6,265		14,045
  Total liabilities						118,853		522,533
Net assets							$4,271,288	$5,273,657

Analysis of net assets

  Limited partners						$4,271,288	$5,273,657
  General partners	-	-
  Net assets (equivalent to $2,992.00 and $3,219.98 per unit)	$4,271,288	$5,273,657

Partnership units outstanding

  Limited partners units outstanding				1,427.57	1,637.79
  General partners units outstanding				-		-
  Total partnership units outstanding				1,427.57	1,637.79


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Condensed Schedule of Investments
                                March 31, 2012
                                  (A Review)

							Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

  United States Treasury bills, matures
  April 2012 (cost $2,999,924)				$3,000,000	$2,999,990	70.24%

Futures contracts

  Futures contracts held long
  Agriculture								$(250)		(0.00%)
  Total futures contracts held long					(250)		(0.00%)

  Futures contracts held short
  Agriculture								160		0.00%
  Total futures contracts held short					160		0.00%

  Net unrealized (loss) on open futures contracts			$(90)		(0.00%)

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

                                      F-5

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Operations
                                  (A Review)

  								Three Months Ended March 31,
  								2012		2011

Investment income

  Interest income						$380		$3,207
  Total investment income					380		3,207

Expenses

  Commission expense						152,275		291,665
  Professional fees						17,500		33,500
  Other operating expenses					2,878		4,885
  Total expenses						172,653		330,050

  Net investment (loss)						(172,273)	(326,843)

Realized and unrealized (loss) from investments and foreign currency

  Net realized (loss) from:
  Investments							(40,823)	(794,940)
  Foreign currency translation					(3,632)		(2,402)
  Net realized (loss) from investments and foreign
   currency transactions					(44,455)	(797,342)

  Net unrealized (depreciation) on investments			(113,890)	(335,107)

  Net realized and unrealized (loss) from investments and
   foreign currency						(158,345)	(1,132,449)

  Net (decrease) in net assets resulting from operations	$(330,618)	$(1,459,292)

Net (decrease) per unit (for a single unit outstanding
 during the entire period)
  Limited partnership unit					$(227.98)	$(552.93)
  General partnership unit					$-		$-


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                        (A Delaware Limited Partnership)
                      Statements of Changes in Net Assets
                                  (A Review)

  										    Three Months Ended March 31,
										2012				2011
									Units		Net Assets	Units		Net Assets

(Decrease) in net assets from operations
Net investment (loss)									$(172,273)			$(326,843)
Net realized (loss) from investments and foreign currency transactions			(44,455)			(797,342)
Net unrealized (depreciation) on investments						(113,890)			(335,107)
Net (decrease) in net assets resulting from operations					(330,618)			(1,459,292)

Capital contributions from limited partners				-		-		-		-
Redemptions by limited partners						(210.22)	(671,752)	(105.01)	(396,840)
  Total (decrease) in net assets					(210.22)	(1,002,369)	(105.01)	(1,856,132)

Net assets at the beginning of the period				1,637.79	5,273,657	2,658.37	11,247,936

Net assets at the end of the period					1,427.57	$4,271,288	2,553.36	$9,391,804

                                      F-7

   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                           Statements of Cash Flows
                                  (A Review)

									Three Months Ended March 31,
									2012		2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations			$(330,618)	$(1,459,292)

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

  Changes in operating assets and liabilities:
  Decrease in prepaid expenses						1,963		1,031
  Unrealized depreciation on investments				113,890		335,107
  Increase (decrease) in accrued commissions payable to related parties	29,853		(13,875)
  Increase (decrease) in other accrued liabilities			(7,780)		4,839

  Net cash (used in) operating activities				(192,692)	(1,132,190)

Cash Flows from Financing Activities

  Partner redemptions							(1,097,505)	(236,124)

  Net cash (used in) financing activities				(1,097,505)	(236,124)

  Net (decrease) in cash and cash equivalents				(1,290,196)	(1,368,314)

  Cash and cash equivalents, beginning of period			5,674,540	10,711,550

  Cash and cash equivalents, end of period				$4,384,344	$9,343,236

  End of period cash and cash equivalents consist of:

  Cash and cash equivalents at broker					$802,987	$3,473,676
  Treasury bills							2,999,990	4,989,071
  Cash and cash equivalents						581,367		880,489

  Total cash and cash equivalents					$4,384,344	$9,343,236


   The accompanying notes are an integral part of the financial statements.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

  Revenue Recognition - Futures and other investments are recorded on the trade date and will be reflected in the statements of operations at the difference between the original contract amount and the fair value on the last business day of the reporting period.

  Fair value of futures and other investments is based upon exchange or other applicable closing quotations related to the specific positions.

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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

  Level 3 inputs are unobservable inputs for an asset or liability, including the Fund's own assumptions used in determining the fair value of investments. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. As of and for the three months ended March 31, 2012 and the year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

  The following table sets forth by level within the fair value hierarchy the Fund's investments accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.

						    Fair Value at March 31, 2012
  Description				Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills			$-		$2,999,990	$-		$2,999,990
  Exchange Traded - Futures Contracts	(90)		-		-		(90)
  Total					$(90)		$2,999,990	$-		$2,999,900

  						   Fair Value at December 31, 2011
  Description				Level 1		Level 2		Level 3		Total

  U.S. Treasury Bills			$-		$3,999,691	$-		$3,999,691
  Exchange Traded - Futures Contracts	113,800		-		-		113,800
  Total					$113,800	$3,999,691	$-		$4,113,491


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

  Management has continued to evaluate the application of ASC 740, "Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund's financial statements. The Fund files federal and state tax returns. The 2008 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.
  Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents. Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2012 or March 31, 2011.

  Reclassifications - The March 31, 2011 money market fund balance was reclassified to cash and cash equivalents to on the statement of cash flows to conform with current year presentation.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

  If the daily net unit value of the Fund falls to less than 50% of the March 31, 2012 net asset value, or such higher value earned through trading at the close of any month, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

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

5.  Fees

  The Fund charged the following fees:
  The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets on deposit with the FCM for domestic trades plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.
  A quarterly incentive fee of 25% of "new net profits" is paid to Clarke. There were no incentive fees for the three months ended March 31, 2012 and 2011.

  The General Partner reserves the right to change the fee structure at its sole discretion.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

6.  Related Party Transactions

  The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

  Commissions included in expenses:
						For The Three Months Ended March 31,
  						2012		2011

  Corporate General Partner			$53,586		$105,474
  Futures Investment Company			83,931		168,320
  Total related party commissions		$137,517	$273,794

  Commissions included in accrued expenses:

  						March 31,	December 31,
  						2012		2011

  Corporate General Partner			$16,241		$4,144
  Futures Investment Company			24,181		6,425
  Total accrued commissions payable to
   related parties				$40,422		$10,569


  In the normal course of business, the Fund has provided general indemnifications to the General Partner, its CTA and others when they act, in good faith, in the best interests of the Fund. The Fund is unable to develop an estimate for future payments resulting from hypothetical claims, but expects the risk of having to make any payments under these indemnifications to be remote.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract. The FCM may increase the margin requirements above these minimums for any or all contracts. The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At March 31, 2012 and December 31, 2011 these totaled $4,384,344 and $5,674,540, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $281,000 and $15,096,000 on long positions at March 31, 2012 and December 31, 2011, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gain (loss) on open futures contracts at March 31, 2012 and December 31, 2011 were ($90) and $113,800, respectively.

Open contracts generally mature within three months of March 31, 2012. The latest maturity for open futures contracts is in May 2012. However, the Fund intends to close all contracts prior to maturity.

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

7.  Trading Activities and Related Risks - Continued

  The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities
														Asset Derivatives  	Liability Derivatives
														at March 31, 2012	at March 31, 2012
								Statement of Assets and Liabilities Location	Fair Value		Fair Value		Net

Derivatives not designated as hedge	Futures contracts	Net unrealized gain (loss) on open
instruments under ASC 815					futures contracts				$160			$(250)			$(90)

														Asset Derivatives  	Liability Derivatives
														at December 31, 2011	at December 31, 2011
								Statement of Assets and Liabilities Location	Fair Value		Fair Value		Net

Derivatives not designated as hedge 	Futures contracts	Net unrealized gain (loss) on open
instruments under ASC 815					futures contracts				$122,163		$(8,363)		$113,800

Derivative Instruments
Statement of Operations
														For the three months ended March 31,
								Line Item in the Statement of Operations	2012		2011

Derivatives not designated as hedge 	Futures contracts	Net realized (loss) from investments and
instruments under ASC 815					foreign currency transactions			$(44,455)	$(797,342)

Derivatives not designated as hedge 	Futures contracts	Net unrealized (depreciation) on investments	$(113,890)	$(335,107)
instruments under ASC 815


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

                    Atlas Futures Fund, Limited Partnership
                       (A Delaware Limited Partnership)
                       Notes to the Financial Statements
                                March 31, 2012
                                  (A Review)

11.  Subsequent Events

  Effective April 11, 2012, the Fund's Advisory Agreement with Clarke Capital Management, Inc. was terminated and all open positions were closed. Hamer Trading Inc., an independent registered Commodity Trading Advisor, now serves as the Fund's sole trading advisor and trades its Diversified Systematic Program on behalf of the Fund, commencing April 12, 2012. Hamer is paid a 1% management fee calculated on the prior month-end net assets allocated to it by the Fund to trade, along with a 20% quarterly incentive fee on New Net Profits, as that term is defined in the Fund's Prospectus.

12.  Financial Highlights

							Three Months Ended March 31,
  							2012		2011
  Performance per unit (1)
  Net unit value, beginning of the period		$3,219.98	$4,231.14

  Net realized and unrealized (loss) from
  investments and foreign currency			(114.36)	(428.91)
  Investment income					0.24		1.22
  Expenses						(113.86)	(125.24)

  Net (decrease) for the period				(227.98)	(552.93)

  Net unit value at the end of the period		$2,992.00	$3,678.21

  Net assets at the end of the period ($000)		$4,271		$9,392
  Total return (2)					(7.08%)		(13.07%)

  Number of units outstanding at the end of the period	1,427.57	2,553.36

  Supplemental Data:
  Ratio to average net assets
  Net investment (loss) (3)				(14.39%)	(12.69%)
  Expenses (3)						(14.42%)	(12.81%)

  Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

  (1) Investment income and expenses and net realized and unrealized gains and losses on futures transactions are calculated based on a single unit outstanding during the period.

  (2) Not annualized.

  (3) Annualized.

                    Atlas Futures Fund, Limited Partnership
                  Affirmation of the Commodity Pool Operator
                  Three Months Ended March 31, 2012 and 2011

*****************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

  /s/ Michael Pacult
  Michael Pacult
  President, Ashley Capital Management, Inc.
  General Partner
  Atlas Futures Fund, Limited Partnership