Form 10-Q
period 2012-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-08-15
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2012

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the six months ended June 30, 2012 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund’s inception. Effective April 11, 2012, the Fund's Advisory Agreement with Clarke Capital Management, Inc. was terminated and all open positions were closed.  Hamer Trading Inc., an independent registered Commodity Trading Advisor, now serves as the Fund's sole trading advisor and trades its Diversified Systematic Program on behalf of the Fund, commencing April 12, 2012.  Since April 12, 2002, Hamer was the sole trading advisor to the Fund. The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 62% of its total assets in a Treasury Direct Account maintained with the United States Department of the Treasury. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. As of the date of this Report, the general partner maintained approximately 22% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 16% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the periods of this Report, the fixed costs of operation of the Fund include continuing offering costs, fixed brokerage commissions of 11%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment.  The trading advisor is paid a 1% management fee calculated on the prior month-end net assets allocated to it by the Fund to trade, along with a 20% quarterly incentive fee on New Net Profits, as that term is defined in the Fund's Prospectus.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund.  Clarke Capital Management, Inc. was responsible for the selection of all trades though April 11, 2012 and, thereafter, Hamer Trading Inc. was responsible for all trades.  Most of the operational profits and losses for the periods covered in this report have been due to the trading activity of the trading advisors.  Net unit value has increased since inception, from $1,000 in October, 1999 to $2,816.16 as of June 30, 2012.  Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant’s net asset value per unit during the three months ended June 30, 2012 and 2011, respectively, was (5.88)% and 0.86%.  The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were (2.20)% and 4.19% for the same respective periods (expressed as a percentage of the periods' beginning net asset value per unit).  Operational losses due to expenses, similarly calculated, were (3.69)% and (3.36)% for the same respective periods.

The gain (loss) in registrant’s net asset value per unit during the six months ended June 30, 2012 and 2011, respectively, was (12.54)% and (12.32)%.  Over the two six month periods ended June 30, 2012 and 2011, operational profits (losses) due to trading were (5.60)% and (6.49%), respectively, and operational losses due to expenses were (6.96)% and (5.89)%, respectively.  The increase in expenses as a percentage of beginning net unit value for the six month period in 2012 was primarily due to the lower net asset value of the Fund without a commensurate reduction in fixed expenses.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline.  Net assets over the six months ended June 30, 2012 and 2011 were down from beginning to end of the period, and were (24.69)% and (21.79)%, respectively.  The decrease in net assets is due mainly to trading results, described above, and redemptions.  Redemptions were $(723,729) and $(1,108,203) over the same respective periods (13.72)% and (9.85)% of beginning net assets, respectively).  There were no capital contributions over the same periods.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total trading equity as of the beginning of each month and, therefore, vary according to monthly trading performance, subscriptions and redemptions.  The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

The above described performance was primarily due to the trading of the trading advisors, which traded for the Fund via proprietary methods.  The general trading strategy of both Clarke's and Hamer's programs is trend following. Most, but not all, trade initiations and liquidations are in the direction of the trend.

When the previous trading advisor, Clarke, traded its Alpha program for the Fund, it traded approximately 37 domestic and international commodity interests utilizing twelve models with a medium-to-long time frame, risk control and profit-taking characteristics. The current trading advisor, Hamer, trades primarily in futures and options thereon in a variety of 32 markets, including but not limited to grain, currency, metal, energy, financial, stock index, fiber, softs (coffee, cocoa, sugar, and orange juice) markets, both foreign and domestic. It should be noted that there will be times when there is significant correlation between markets within a market sector or between market sectors, possibly in an adverse direction to positions held in the Fund's account.  This factor alone, although there are others, will lead to periods of extreme volatility and possibly very large drawdowns in Fund equity.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  See Note 5 to the financial statements herein for the current incentive fees.   Because Clarke had not recouped prior trading losses prior to its termination, it was not paid an incentive fee in any of the periods covered by this report.  Because Hamer did not achieve a New Net Profit, it was not paid an incentive fee in the three month period ended June 30, 2012, the only period covered by this report in which it traded.

The balance of the Fund's income that does not derive from the trading activity of the trading advisor comes from interest income.  However, short term interest rates were so low as to produce negligible interest income for the Fund over the periods covered by this report.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2011 Form 10-K.  The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

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

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated

Its General Partner

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the General Partner

Date:  August 14, 2012

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

June 30, 2012

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities (Unaudited)	F-3

Condensed Schedule of Investments - June 30, 2012 (Unaudited)	F-4

Condensed Schedule of Investments - December 31, 2011 (Unaudited)	F-5

Statements of Operations (Unaudited)	F-6

Statements of Changes in Net Assets (Unaudited)	F-7

Statements of Cash Flows (Unaudited)	F-8

Notes to the Financial Statements (Unaudited)	F-9 - F-15

Affirmation of the Commodity Pool Operator	F-16
F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of June 30, 2012, and the related statements of operations for the three and six months ended June 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the six months ended June 30, 2012 and 2011.  These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
August 7, 2012

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400 F-2

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets

Equity in broker trading accounts

Cash and cash equivalents at broker	$ 1,019,879	$ 662,202
Net unrealized gain (loss) on open futures contracts	(121,231)	113,800
Total equity in broker trading accounts	898,648	776,002

U.S. Treasury Bills (cost $2,499,463 and $3,986,110)	2,499,934	3,999,691

Cash and cash equivalents	631,127	1,012,647
Prepaid expenses	3,925	7,850
Total assets	4,033,634	5,796,190

Liabilities

Partner redemptions payable	6,674	497,919
Accrued commissions payable to related parties	39,960	10,569
Other accrued liabilities	15,621	14,045
Total liabilities	62,255	522,533
Net assets	$ 3,971,379	$ 5,273,657

Analysis of net assets

Limited partners	$ 3,971,379	$ 5,273,657
General partners	-	-
Net assets (equivalent to $2,816.16 and $3,219.98 per unit)	$ 3,971,379	$ 5,273,657

Partnership units outstanding

Limited partners units outstanding	1,410.21	1,637.79
General partners units outstanding	-	-
Total partnership units outstanding	1,410.21	1,637.79

The accompanying notes are an integral part of the financial statements F-3

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
June 30, 2012
(Unaudited)

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
July 2012 (cost $2,499,463)	$ 2,500,000	$ 2,499,934	62.95%

Futures contracts

Futures contracts held long
Agriculture		$ 20,801	0.52%
Currency		(10,150)	(0.26%)
Energy		310	0.01%
Indices		(38,624)	(0.97%)
Interest rates		(17,624)	(0.44%)
Metals		(12,790)	(0.32%)
Total futures contracts held long		(58,077)	(1.46%)

Futures contracts held short
Agriculture		(9,040)	(0.23%)
Currency		(54,695)	(1.38%)
Energy		(12,583)	(0.32%)
Indices		(12,163)	(0.31%)
Interest rates		(8,159)	(0.21%)
Metals		33,486	0.84%
Total futures contracts held short		(63,154)	(1.59%)

Net unrealized (loss) on open futures contracts		$ (121,231)	(3.05%)

The accompanying notes are an integral part of the financial statements F-4

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
December 31, 2011
(Unaudited)

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
January 2012 (cost $3,986,110)	$ 4,000,000	$ 3,999,691	75.84%

Futures contracts

Futures contracts held long
Agriculture		$ 504	0.01%
Energy		6,260	0.12%
Currency		62,269	1.18%
Total futures contracts held long		69,033	1.31%

Futures contracts held short
Agriculture		(6,388)	(0.12%)
Energy		53,130	1.01%
Currency		(1,975)	(0.04%)
Total futures contracts held short		44,767	0.85%

Net unrealized gain on open futures contracts		$ 113,800	2.16%

The accompanying notes are an integral part of the financial statements F-5

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Investment income

Interest income	$ 482	$ 3,526	$ 862	$ 6,733
Total investment income	482	3,526	862	6,733

Expenses

Commission expense	124,840	261,250	277,115	552,914
Professional fees	18,500	37,500	36,000	71,000
Management fees	9,445	-	9,445	-
Other operating expenses	3,869	4,958	6,747	9,844
Total expenses	156,654	303,708	329,307	633,758

Net investment (loss)	(156,172)	(300,182)	(328,445)	(627,025)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
Investments	42,623	426,958	1,800	(367,981)
Foreign currency translation	(13,240)	9,773	(16,872)	7,371
Net realized gain (loss) from investments and foreign currency transactions	29,383	436,731	(15,072)	(360,610)

Net unrealized (depreciation) on investments	(121,141)	(20,424)	(235,032)	(355,531)

Net realized and unrealized gain (loss) from investments and foreign currency	(91,758)	416,307	(250,104)	(716,141)

Net increase (decrease) in net assets resulting from operations	$ (247,930)	$ 116,125	$ (578,549)	$ (1,343,166)

Net increase (decrease) per unit (for a single unit outstanding during the entire period)
Limited partnership unit	$ (175.84)	$ 31.79	$ (403.82)	$ (521.14)
General partnership unit	$ -	$ -	$ -	$ -
The accompanying notes are an integral part of the financial statements F-6

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
(Unaudited)

	Six Months Ended June 30,
	2012		2011
	Units	Net Assets	Units	Net Assets

(Decrease) in net assets from operations
Net investment (loss)		$ (328,445)		$ (627,025)
Net realized (loss) from investments and foreign currency transactions		(15,072)		(360,610)
Net unrealized (depreciation) on investments		(235,032)		(355,531)
Net (decrease) in net assets resulting from operations		(578,549)		(1,343,166)

Redemptions by limited partners	(227.58)	(723,729)	(287.33)	(1,108,203)
Total (decrease) in net assets	(227.58)	(1,302,278)	(287.33)	(2,451,369)

Net assets at the beginning of the period	1,637.79	5,273,657	2,658.37	11,247,936

Net assets at the end of the period	1,410.21	$ 3,971,379	2,371.04	$ 8,796,567

The accompanying notes are an integral part of the financial statements F-7

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (578,549)	$ (1,343,166)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,925	2,062
Unrealized depreciation on investments	235,031	355,531
Increase (decrease) in accrued commissions payable to related parties	29,391	(10,716)
Increase in other accrued liabilities	1,576	20,222

Net cash (used in) operating activities	(308,626)	(976,067)

Cash Flows from Financing Activities

Partner redemptions	(1,214,974)	(1,171,260)

Net cash (used in) financing activities	(1,214,974)	(1,171,260)

Net (decrease) in cash and cash equivalents	(1,523,600)	(2,147,327)

Cash and cash equivalents, beginning of period	5,674,540	10,711,550

Cash and cash equivalents, end of period	$ 4,150,940	$ 8,564,223

End of period cash and cash equivalents consist of:

Cash and cash equivalents at broker	$ 1,019,879	$ 2,941,900
Treasury bills	2,499,934	4,992,585
Cash and cash equivalents	631,127	629,738

Total cash and cash equivalents	$ 4,150,940	$ 8,564,223

The accompanying notes are an integral part of the financial statements F-8

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

1. Nature of the Business

Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware.  The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October 1999.  Ashley Capital Management, Inc. (the "Corporate General Partner") and Michael Pacult (the "Individual General Partner" and collectively the "General Partner") are the General Partners and the commodity pool operators ("CPO's") of the Fund.  The sole registered commodity trading advisor ("CTA") of the fund is Hamer Trading Inc. ("Hamer").  Effective July 2004 the Fund began to sell issuer direct on a best efforts basis with no sales commissions.

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

F-9

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the six months ended June 30, 2012 and the year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.

Fair Value at June 30, 2012
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 2,499,934	$ -	$ 2,499,934
Exchange Traded - Futures Contracts	(121,231)	-	-	(121,231)
Total	$ (121,231)	$ 2,499,934	$ -	$ 2,378,703

Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 3,999,691	$ -	$ 3,999,691
Exchange Traded - Futures Contracts	113,800	-	-	113,800
Total	$ 113,800	$ 3,999,691	$ -	$ 4,113,491

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2012 or June 30, 2011.

Reclassifications - The June 30, 2011 money market fund balance was reclassified to cash and cash equivalents to conform to current year presentation.
F-10

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

3. General Partner Duties

The responsibilities of the General Partner, in addition to directing the trading and investment activity of the Fund, including suspending all trading, include executing and filing all necessary legal documents, statements and certificates of the Fund, retaining independent public accountants to audit the Fund, employing attorneys to represent the Fund, reviewing the brokerage commission rates to determine reasonableness, maintaining the tax status of the Fund as a limited partnership, maintaining a current list of names, addresses and number of units owned by each limited partner and taking such other actions as deemed necessary or desirable to manage the business of the Fund.

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

5. Fees

The Fund was charged the following fees:

The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of assets available for trading plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. It receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.

As of April 12, 2012, the fund no longer paid Clarke (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for the six months ended June 30, 2012 and 2011.

As of April 12, 2012, Hamer was engaged as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  There were no incentive fees paid to Hamer for the six months ended June 30, 2012.

As of April 12, 2012, a monthly management fee of 1% (annual rate) is paid to the CTA, calculated on the prior month end net assets assigned to the CTA to trade.

The General Partner reserves the right to change the fee structure at its sole discretion.
F-11

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

6. Related Party Transactions

The Fund pays commissions to the Corporate General Partner and Futures Investment Company, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult.  Related party commissions were as follows:

Commissions included in expenses:
	For The Six Months Ended June 30,
	2012	2011

Corporate General Partner	$ 97,987	$ 199,946
Futures Investment Company	151,879	316,599
Total related party commissions	$ 249,866	$ 516,545

Commissions included in accrued expenses:

	June 30,	December 31,
	2012	2011

Corporate General Partner	$ 15,961	$ 4,144
Futures Investment Company	24,000	6,425
Total accrued commissions payable to related parties	$ 39,960	$ 10,569

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
June 30, 2012
(Unaudited)

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At June 30, 2012 and December 31, 2011 these totaled $4,150,940 and $5,674,540, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $144,245,103 and $15,096,202 on long positions at June 30, 2012 and December 31, 2011, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains (losses) on open futures contracts at June 30, 2012 and December 31, 2011 were ($121,231) and $113,800 respectively.

Open contracts generally mature within six months of June 30, 2012.  The latest maturity for open futures contracts is in December 2012. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
June 30, 2012
(Unaudited)

7. Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2012 Fair Value	Liability Derivatives at June 30, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (loss) on open futures contracts	$ 117,972	$ (239,203)	$ (121,231)

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 122,163	$ (8,363)	$ 113,800

Derivative Instruments
Statement of Operations
			For the three	For the six
			months ended	months ended
		Line Item in the Statement of Operations	June 30, 2012	June 30, 2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 29,383	$ (15,072)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on investments	$ (121,141)	$ (235,032)

			For the three	For the six
			months ended	months ended
		Line Item in the Statement of Operations	June 30, 2011	June 30, 2011
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 436,731	$ (360,610)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on investments	$ (20,424)	$ (355,531)

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
June 30, 2012
(Unaudited)

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

11. Financial Highlights
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Performance per unit (1)
Net unit value, beginning of the period	$ 2,992.00	$ 3,678.21	$ 3,219.98	$ 4,231.14

Net realized and unrealized gain (loss) from
investments and foreign currency	(65.89)	154.12	(180.24)	(274.78)
Investment income	0.34	1.44	0.58	2.65
Expenses	(110.29)	(123.77)	(224.16)	(249.01)

Net increase (decrease) for the period	(175.84)	31.79	(403.82)	(521.14)

Net unit value at the end of the period	$ 2,816.16	$ 3,710.00	$ 2,816.16	$ 3,710.00

Net assets at the end of the period ($000)	$ 3,971	$ 8,797	$ 3,971	$ 8,797
Total return (2)	(5.88%)	0.86%	(12.54%)	(12.32%)

Number of units outstanding at the end of the period	1,410.21	2,371.04	1,410.21	2,371.04

Supplemental Data:
Ratio to average net assets
Net investment (loss) (3)	(14.78%)	(12.98%)	(14.46%)	(12.75%)
Expenses (3)	(14.82%)	(13.13%)	(14.50%)	(12.89%)

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

(2) Not annualized.

(3) Annualized.

Atlas Futures Fund, Limited Partnership
Affirmation of the Commodity Pool Operator
Six Months Ended June 30, 2012 and 2011

************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership

