Form 10-K/A
period 2011-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-08-16
CIK 865549

FORM 10-K/A

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

Large accelerated filer [  ]
Accelerated filer 	[  ]
Non-accelerated filer 	[X ] (Do not check if a smaller reporting company)
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

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-K/A (the "Amendment") amends the Quarterly Report on Form 10-K/A of Atlas Futures Fund, LP (the "Fund") for the quarter ended March 31, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on March 30, 2012. The Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company's other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial
Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101	 XBRL formatted financial statements.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A for the period ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.


Registrant:		Atlas Futures Fund, Limited Partnership
			By Ashley Capital Management, Inc.
			Its General Partner

Date: August 16, 2012	By: /s/ Michael Pacult
			Mr. Michael P. Pacult
			Sole Director, Sole Shareholder
			President and Treasurer