Form 10-Q/A
period 2012-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-08-16
CIK 865549

FORM 10-Q/A
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

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Atlas Futures Fund, LP (the "Fund") for the quarter ended March 31, 2012 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on May 15, 2012. The Amendment is being filed to submit Exhibit 101.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A for the period ended March 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  August 16, 2012