Form 10-Q/A
period 2011-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-08-17
CIK 865549

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

                               EXPLANATORY NOTE

This Amendment to the Quarterly Report on Form 10-Q/A (the "Amendment") amends the Quarterly Report on Form 10-Q of Atlas Futures Fund, LP (the "Fund") for the quarter ended September 30, 2011 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2011. The Amendment is being filed to submit Exhibit 101.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A for the period ended September 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	Atlas Futures Fund, Limited Partnership
By Ashley Capital Management, Incorporated
Its General Partner

By: /s/ Michael Pacult
Mr. Michael Pacult
Sole Director, Sole Shareholder,
President, and Treasurer of the General Partner

Date:  August 16, 2012