Form 10-Q
period 2012-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2012-11-23
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012

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

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2012 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the partnership maintains approximately 46% of its total assets in a Treasury Direct Account maintained with the United States Department of the Treasury. Funds maintained with the Department of Treasury and any cash management fund are held in the name of the partnership and not commingled with those of any other entity. As of the date of this Report, the general partner maintained approximately 27% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 27% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. On October 29, 2010, the Fund requested withdrawal of a previously filed post effective amendment and filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness on August 27, 2012, the Units began to be offered and sold pursuant to its prospectus under similar terms to the previous offering; however, there is compensation to the affiliated selling agent, Futures Investment Company, of a 6% up front selling commission calculated on the gross subscription amount, in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA. As of the date of this Report, $14,566,049 has been sold pursuant to registration statements since inception and, upon redemption by the holder, no Units will be resold.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund.  Clarke Capital Management, Inc. was responsible for the selection of all trades though April 11, 2012 and, thereafter, Hamer Trading Inc. was responsible for all trades.  Most of the operational profits and losses for the periods covered in this report have been due to the trading activity of the trading advisors.  Net unit value has increased since inception, from $1,000 in October, 1999 to $2,841.22 as of September 30, 2012.  Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant’s net asset value per unit during the three months ended September 30, 2012 and 2011, respectively, was 1.06% and (0.26)%.  The difference over the periods was primarily due to the difference in operational profits due to trading, which were 4.76% and 2.61% for the same respective periods (expressed as a percentage of the periods' beginning net asset value per unit).  Operational losses due to expenses, similarly calculated, were (3.97)% and (2.91)% for the same respective periods.

The loss in registrant’s net asset value per unit during the nine months ended September 30, 2012 and 2011, respectively, was (11.62)% and (12.54)%.  Over the two nine month periods ended September 30, 2012 and 2011, operational losses due to trading were (1.44)% and (4.20)%, respectively, and operational losses due to expenses were (10.43)% and (8.44)%, respectively.  The increase in expenses as a percentage of beginning net unit value for the nine month period in 2012 was primarily due to the lower net asset value of the Fund without a commensurate reduction in fixed expenses.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline.  Net assets over the nine months ended September 30, 2012 and 2011 were down from beginning to end of the period, and were (17.62)% and (29.64)%, respectively.  The decrease in net assets is due mainly to trading results, described above, redemptions and capital contributions.  Redemptions were $(733,754) and $(1,956,626) over the same respective periods ((13.91)% and (17.40)% of beginning net assets, respectively).  Capital contributions over the same respective periods were $352,301 and $0 (6.68% and 0%, respectively).  Accordingly, the primary factors in the lower decrease in net assets in the 2012 period versus the 2011 period were fewer redemptions along with greater capital contributions in the 2012 period.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total trading equity as of the end of the prior month and, therefore, vary according to monthly trading performance, subscriptions and redemptions.  The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

The above described performance was primarily due to the trading of the trading advisors, which traded for the Fund via proprietary methods.  The general trading strategy of the programs of both Clarke (currently not trading) and Hamer (currently the sole trader) is trend following. Most, but not all, trade initiations and liquidations are in the direction of the trend.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  See Note 5 to the financial statements herein for the current incentive fees.   Because Clarke had not recouped prior trading losses prior to its termination, it was not paid an incentive fee in any of the periods covered by this report.  Hamer achieved a New Net Profit in the three month period ended September 30, 2012, but not the first three month period in which it traded, which ended June 30, 2012.  Accordingly, for the three and nine months ended September 30, 2012, Hamer was paid an incentive fee of $11,045, or (0.28%) and (0.21%) of net assets as of the beginning of the respective three and nine month periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

(a)

None

(b)

None

Item 6.  Exhibits

31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated

Its General Partner

By:

/s/ Michael Pacult

Mr. Michael Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the General Partner

Date:  November 19, 2012

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

September 30, 2012

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Assets and Liabilities (Unaudited)	F-3

Condensed Schedule of Investments - September 30, 2012 (Unaudited)	F-4

Condensed Schedule of Investments - December 31, 2011 (Unaudited)	F-5

Statements of Operations (Unaudited)	F-6

Statements of Changes in Net Assets (Unaudited)	F-7

Statements of Cash Flows (Unaudited)	F-8

Notes to the Financial Statements (Unaudited)	F-9 - F-15

Affirmation of the Commodity Pool Operator	F-16

F-1

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership
Dover, Delaware

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of September 30, 2012, and the related statements of operations for the three and nine months ended September 30, 2012 and 2011, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2012 and 2011.  These financial statements are the responsibility of the Partnership's management.

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
November 16, 2012

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400

F-2

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities
(Unaudited)

	September 30,	December 31,
	2012	2011

Assets

Equity in broker trading accounts

Cash and cash equivalents at broker	$ 1,144,184	$ 662,202
Net unrealized gain on open futures contracts	38,852	113,800
Total equity in broker trading accounts	1,183,036	776,002

U.S. Treasury Bills (cost $1,999,520 and $3,986,110)	1,999,915	3,999,691

Cash and cash equivalents	1,197,841	1,012,647
Prepaid expenses	10,670	7,850
Total assets	4,391,462	5,796,190

Liabilities

Partner redemptions payable	-	497,919
Accrued commissions payable to related parties	24,439	10,569
Other accrued liabilities	22,428	14,045
Total liabilities	46,867	522,533
Net assets	$ 4,344,595	$ 5,273,657

Analysis of net assets

Limited partners	$ 4,344,595	$ 5,273,657
General partners	-	-
Net assets (equivalent to $2,838.66 and $3,219.98 per unit)	$ 4,344,595	$ 5,273,657

Partnership units outstanding

Limited partners units outstanding	1,530.51	1,637.79
General partners units outstanding	-	-
Total partnership units outstanding	1,530.51	1,637.79

The accompanying notes are an integral part of the financial statements F-3

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
September 30, 2012
(Unaudited)

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
October 2012 (cost $1,999,520)	$ 2,000,000	$ 1,999,915	46.03%

Futures contracts

Futures contracts held long
Agriculture		$ 50,542	1.16%
Currency		(6,823)	(0.16%)
Energy		(5,155)	(0.12%)
Indices		(15,866)	(0.37%)
Interest rates		7,178	0.17%
Metals		99,695	2.30%
Total futures contracts held long		129,571	2.98%

Futures contracts held short
Agriculture		(6,870)	(0.16%)
Indices		(1,507)	(0.03%)
Interest rates		(32,037)	(0.74%)
Metals		(50,305)	(1.16%)
Total futures contracts held short		(90,719)	(2.09%)

Net unrealized gain on open futures contracts		$ 38,852	0.89%

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

The accompanying notes are an integral part of the financial statements F-5

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Investment income

Interest income	$ 460	$ 3,572	$ 1,322	$ 10,305
Total investment income	460	3,572	1,322	10,305

Expenses

Commission expense	115,476	231,604	392,591	784,518
Professional fees	20,000	17,000	56,000	88,000
Management fees	10,408	-	19,853	-
Incentive fees	11,045	-	11,045	-
Other operating expenses	4,340	2,474	11,087	12,318
Total expenses	161,269	251,078	490,576	884,836

Net investment (loss)	(160,809)	(247,506)	(489,254)	(874,531)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
Investments	19,803	(224,449)	21,603	(592,430)
Foreign currency translation	11,862	(19,456)	(5,010)	(12,085)
Net realized gain (loss) from investments and foreign currency transactions	31,665	(243,905)	16,593	(604,515)

Net unrealized appreciation (depreciation) on investments	160,083	456,965	(74,948)	101,434

Net realized and unrealized gain (loss) from investments and
foreign currency	191,748	213,060	(58,355)	(503,081)

Net increase (decrease) in net assets resulting from operations	$ 30,939	$ (34,446)	$ (547,609)	$ (1,377,612)

Net increase (decrease) per unit (for a single unit outstanding during the entire period)
Limited partnership unit	$ 22.50	$ (9.64)	$ (381.32)	$ (530.78)
General partnership unit	$ -	$ -	$ -	$ -
The accompanying notes are an integral part of the financial statements F-6

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
(Unaudited)

	Nine Months Ended September 30,
	2012		2011
	Units	Net Assets	Units	Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)		$ (489,254)		$ (874,531)
Net realized gain (loss) from investments and foreign currency transactions		16,593		(604,515)
Net unrealized appreciation (depreciation) on investments		(74,948)		101,434
Net (decrease) in net assets resulting from operations		(547,609)		(1,377,612)

Capital contributions from limited partners	123.82	352,301	-	-
Redemptions by limited partners	(231.10)	(733,754)	(519.74)	(1,956,626)
Total (decrease) in net assets	(107.28)	(929,062)	(519.74)	(3,334,238)

Net assets at the beginning of the period	1,637.79	5,273,657	2,658.37	11,247,936

Net assets at the end of the period	1,530.51	$ 4,344,595	2,138.63	$ 7,913,698

The accompanying notes are an integral part of the financial statements F-7

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (547,609)	$ (1,377,612)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(2,820)	(4,757)
Unrealized (appreciation) depreciation on investments	74,948	(101,434)
Increase (decrease) in accrued commissions payable to related parties	13,870	(30,068)
Increase in other accrued liabilities	8,383	19,199

Net cash (used in) operating activities	(453,228)	(1,494,672)

Cash Flows from Financing Activities

Proceeds from sale of units, net of sales commissions	352,301	-
Partner redemptions	(1,231,673)	(1,526,465)

Net cash (used in) financing activities	(879,372)	(1,526,465)

Net (decrease) in cash and cash equivalents	(1,332,600)	(3,021,137)

Cash and cash equivalents, beginning of period	5,674,540	10,711,550

Cash and cash equivalents, end of period	$ 4,341,940	$ 7,690,413

End of period cash and cash equivalents consist of:
Cash and cash equivalents at broker	$ 1,144,184	$ 2,055,025
Treasury bills	1,999,915	4,996,138
Cash and cash equivalents	1,197,841	639,250

Total cash and cash equivalents	$ 4,341,940	$ 7,690,413

(1) The Fund maintains U.S. Treasury Bills generally with an original maturity of 90 days, which are classified as cash equivalents. For the year ended December 31, 2011, U.S. Treasury Bills had an original maturity greater than 90 days. Management has decided to present this balance as a cash equivalent for consistency purposes as the nature and use of this balance has remained constant. Further, proceeds from the maturity of the January 12, 2012 U.S. Treasury Bills were used to purchase U.S. Treasury Bills with a 90 day maturity, which was classified as cash equivalents.

The accompanying notes are an integral part of the financial statements F-8

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2012
(Unaudited)

1. Nature of the Business

Atlas Futures Fund, Limited Partnership (the "Fund") was formed January 12, 1998 under the laws of the state of Delaware.  The Fund is engaged in the speculative trading of futures contracts in commodities, which commenced in October 1999.  Ashley Capital Management, Inc. (the "Corporate General Partner") and Michael Pacult (the "Individual General Partner" and collectively the "General Partner") are the General Partners and the commodity pool operators ("CPO's") of the Fund.  The sole registered commodity trading advisor ("CTA") of the fund is Hamer Trading, Inc. ("Hamer").

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
September 30, 2012
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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the nine months ended September 30, 2012 and the year ended December 31, 2011, the Fund did not have any Level 3 assets or liabilities.

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

Fair Value at September 30, 2012
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 1,999,915	$ -	$ 1,999,915
Exchange Traded - Futures Contracts	38,852	-	-	38,852
Total	$ 38,852	$ 1,999,915	$ -	$ 2,038,767

Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 3,999,691	$ -	$ 3,999,691
Exchange Traded - Futures Contracts	113,800	-	-	113,800
Total	$ 113,800	$ 3,999,691	$ -	$ 4,113,491

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

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2009 through 2011 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2012 or September 30, 2011.

Reclassifications - The September 30, 2011 U.S. Treasury Bills were reclassified to cash and cash equivalents to conform to current year presentation.
F-10

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2012
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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor. The affiliated selling agent and introducing broker, Futures Investment Company ("FIC"), is paid an up front selling commission of 6% calculated on the gross subscription amount.

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

5. Fees

The Fund was charged the following fees:

The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of the prior months ending Net Asset Value plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. Prior to August 27, 2012, commissions were caclulated on assets available for trading. The Corporate General Partner receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.

As of April 12, 2012, the fund no longer paid Clarke (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for the nine months ended September 30, 2012 and 2011.

As of April 12, 2012, Hamer began trading as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  Incentive fees earned by Hamer for the nine months ended September 30, 2012 were $11,045.

As of April 12, 2012, a monthly management fee of 1% (annual rate) is paid to Hamer, calculated on the prior month end net assets assigned to the Hamer to trade.

The General Partner reserves the right to change the fee structure at its sole discretion.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2012
(Unaudited)

6. Related Party Transactions

The Fund pays commissions to the Corporate General Partner and FIC. These related parties are 100% and 50%, respectively, owned by Michael Pacult. Related party commissions were as follows:

Commissions included in expenses:
	For The Nine Months Ended September 30,
	2012	2011

Corporate General Partner	$ 139,623	$ 283,888
FIC	218,562	446,300
Total related party commissions	$ 358,185	$ 730,188

Accrued commissions payable to related parties:
	September 30,	December 31,
	2012	2011

Corporate General Partner	$ 13,498	$ 4,144
FIC	10,941	6,425
Total accrued commissions payable to related parties	$ 24,439	$ 10,569

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
September 30, 2012
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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At September 30, 2012 and December 31, 2011 these totaled $4,341,940 and $5,674,540, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $136,040,183 and $15,096,202 on long positions at September 30, 2012 and December 31, 2011, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open futures contracts at September 30, 2012 and December 31, 2011 were $38,852 and $113,800 respectively.

Open contracts generally mature within six months of September 30, 2012.  The latest maturity for open futures contracts is in March 2013. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
September 30, 2012
(Unaudited)

7. Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2012 Fair Value	Liability Derivatives at September 30, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 260,388	$ (221,536)	$ 38,852

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 122,163	$ (8,363)	$ 113,800

Derivative Instruments
Statement of Operations
			For the three	For the nine
			months ended	months ended
		Line Item in the Statement of Operations	September 30, 2012	September 30, 2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 31,665	$ 16,593

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation (depreciation) on investments	$ 160,083	$ (74,948)

			For the three	For the nine
			months ended	months ended
		Line Item in the Statement of Operations	September 30, 2011	September 30, 2011
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized (loss) from investments and foreign currency transactions	$ (243,905)	$ (604,515)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation on investments	$ 456,965	$ 101,434

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
September 30, 2012
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

11. Financial Highlights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Performance per unit (1)
Net unit value, beginning of the period	$ 2,816.16	$ 3,710.00	$ 3,219.98	$ 4,231.14

Net realized and unrealized gain (loss) from
investments and foreign currency	133.98	96.92	(46.26)	(177.86)
Investment income	0.31	1.54	0.89	4.19
Expenses	(111.79)	(108.10)	(335.95)	(357.11)

Net increase (decrease) for the period	22.50	(9.64)	(381.32)	(530.78)

Net unit value at the end of the period	$ 2,838.66	$ 3,700.36	$ 2,838.66	$ 3,700.36

Net assets at the end of the period ($000)	$ 4,345	$ 7,914	$ 4,345	$ 7,914

Total return before incentive fee (2)	1.06%	(0.26%)	(11.62%)	(12.54%)
Incentive fee (2)	(0.26%)	-	(0.22%)	-
Total return after incentive fee	0.80%	(0.26)%	(11.84)%	(12.54)%

Number of units outstanding at the end of the period	1,530.51	2,138.63	1,530.51	2,138.63

Supplemental Data:
Ratio to average net assets
Net investment (loss) before incentive fee (3)	(14.42)%	(11.98)%	(14.35)%	(12.53)%
Incentive fee (2)	(0.27)%	0.00%	(0.25)%	0.00%
Net investment (loss) after incentive fee	(14.69)%	(11.98)%	(14.60)%	(12.53)%

Expenses before incentive fee (3)	(14.46)%	(12.15)%	(14.39)%	(12.67)%
Incentive fee (2)	(0.27)%	0.00%	(0.25)%	0.00%
Expenses after incentive fee	(14.73)%	(12.15)%	(14.64)%	(12.67)%

Total returns are calculated based on the change in value of a unit during the period. An indivdual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment income and expenses and net realized and unrealized gains and losses on futures transactions are calculated based on a single unit outstanding during the period.

(2) Not annualized.

(3) Annualized.

Atlas Futures Fund, Limited Partnership
Affirmation of the Commodity Pool Operator
Nine Months Ended September 30, 2012 and 2011

************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership

