Form 10-K
period 2012-12-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2013-04-01
CIK 865549

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended  12-31-2012

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission file number  333-53111

ATLAS FUTURES FUND, LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Delaware

51-0380494

State or other jurisdiction of

(I.R.S. Employer

                         incorporation or organization

Identification No.)

505 Brookfield Drive, Dover, DE

       19901

(Address of principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:  (800) 331-1532

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ] N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [X] (Do not check if a smaller reporting company)  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.:  Not Applicable.  There is no market for the Units of partnership interests and none is expected to develop.  The Registrant is a commodity pool.  The Units are registered to permit the initial sale of Units at month end net asset value.

Documents Incorporated by Reference

Audited Financial Statements for Registrant filed with the United States Securities and Exchange Commission for the years ended December 31, 1998 through 2011 at Registration Nos. 333-61217, 333-53111 and 333-59976.

Registration Statement on Form S-1 and all amendments thereto filed with the United States Securities and Exchange Commission at Registration Nos. 333-61217, 333-59976 and 333-170235 are incorporated by reference to Parts I, II, III, and IV.

PART I

Item 1.  Business

On September 3, 1999, the registration statement filed by Atlas Futures Fund, L. P., (the “Fund”)  with the Securities and Exchange Commission (the “SEC”), which incorporated the disclosure document filed with the Commodity Futures Trading Commission (the “CFTC”) was declared effective.  Offers and sales of the Fund’s limited partnership interests (the “Units”) at the initial price of $1,000 per Unit commenced on that date to residents of the states selected by the General Partner.  On October 15, 1999, the Fund had sold in excess of the $700,000 in face amount of Units, the amount required to break escrow and deliver the sales proceeds to the Fund accounts to permit it to commence the speculative trading of commodity futures.  Trading commenced on November 18, 1999.  On May 1, 2001, the Registrant registered $8,000,000 in additional Units.  Units are offered and sold at the net asset value per Unit (“NAV”) determined after addition of profits and deduction of losses, expenses, and reserves, at the close on the last business day of each month.  See the financial statements for the total value of the Fund and the NAV as of the date of the statements.

The trades for the Fund are selected and placed with the futures commission merchant (“FCM”), i.e., clearing broker, for the account of the Fund by one or more CTAs selected by the General Partner of the Fund.  The Fund grants the commodity trading advisor a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund’s inception. Effective April 11, 2012, the Fund's Advisory Agreement with Clarke Capital Management, Inc. was terminated and all open positions were closed.  Hamer Trading Inc., an independent registered Commodity Trading Advisor, now serves as the Fund's sole trading advisor and trades its Diversified Systematic Program on behalf of the Fund, commencing April 12, 2012.

The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.  The books and records of the trades placed by the CTA in the Fund’s trading account are kept and are available for inspection by the Limited Partners at the office of the corporate General Partner, 5914 N. 300 West, Fremont, IN 46737.  Hamer is paid a 1% annual management fee of the equity assigned to it to manage, and is paid an incentive fee of twenty percent (20%) of New Net Profit that it generates, as that term is defined in the Limited Partnership Agreement which governs the operation of the Fund, payable quarterly.

The Fund Limited Partnership Agreement is included as Exhibit A to the prospectus delivered to the prospective investors and filed as part of the Registration Statement.  The Limited Partnership Agreement defines the terms of operation of the Fund and is incorporated herein by reference.  None of the purchasers of Limited Partnership Units (“Limited Partners”) has a voice in the management of the Fund or ownership in the General Partner or the trading advisor.  Reports of the NAV are sent to the Partners within twenty days following the end of each month.

Ashley Capital Management, Inc., the corporate General Partner and Commodity Pool Operator, is paid monthly fixed brokerage commissions of eleven twelfths of one percent (11/12%) of the total value of the funds available for trading in the Fund’s accounts at the FCM [eleven percent (11%) per year], from which it pays seven percent (7%) of the eleven percent (11%) to Futures Investment Company as introducing broker, which in turn pays all clearing costs, including pit brokerage fees, which includes floor brokerage, NFA and exchange fees for trades.  The FCM is selected by the General Partner and holds a portion of the Fund’s trading equity and places the trades as directed by the CTA pursuant to a power of attorney and advisory agreement granted by the Fund.  The CTA agreements are terminable at the will of the parties.

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

The Registrant has filed a registration statement to register $10,000,000 in Units, which became effective August 27, 2012, and is currently used to offer such Units for sale to the public.  The affiliated selling agent, Futures Investment Company receives an up front selling commission of 6% calculated on the gross subscription amount.  It also received $2,000 from the Fund for legal fees associated with the review of the offering by the Financial Industry Regulatory Authority ("FINRA").  Such offering will continue until the total dollar amount of Units is sold, or the offering terminates as permitted or required by the terms of the Limited Partnership Agreement and the rules and regulations of the SEC.  As of the date of this Report, $14,774,040 in Units has been sold pursuant to registration statements since inception and, upon redemption by the holder, no Units will be resold.

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

You should carefully consider all the information we have included or incorporated by reference in this Form 10-K and our subsequent periodic filings with the SEC. In particular, you should carefully consider the risk factors described above and read the risks and uncertainties as set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section of this Form 10-K.  Any of the heretofore mentioned risks and uncertainties could materially adversely affect the Fund, its trading activities, operating results, financial condition and Net Asset Value and therefore could negatively impact the value of your investment. You should not invest in the Units unless you can afford to lose all of your investment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The general partner has sole authority to determine the percentage of Fund assets that will be held on deposit with the futures commission merchant (FCM), used for other investments, and held in bank accounts to pay current obligations.  As of the period end covered by this report, the Fund maintained approximately: 44% of its assets in a Treasury Direct Account maintained with the United States Department of the Treasury, 30% at the futures commission merchant (FCM) to be available for trading by the trading advisor, and 20% in a cash management fund that invests only in U.S. Treasurys and has high liquidity, 2% in a bank account used to pay expenses and redemptions.  All such accounts are held in the name of the partnership and not commingled with those of any other entity.  As of the period end covered by this report, the Fund maintained trading assets and placed trades at the direction of the CTA at Vision Financial Markets LLC, which is a member of the National Futures Association and registered with the Commodity Futures Trading Commission pursuant to the Commodity Exchange Act as an FCM.  The trading of futures, options on futures and other commodities is highly speculative and the Fund has an unlimited risk of loss, including the pledge of all of its assets to the FCM to secure the losses on the trades made on its behalf by the commodity trading advisor or advisors selected, from time to time, by the General Partner.

Item 3.  Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the IB or any of their Affiliates, directors or officers.  The FCM, Vision Financial Markets LLC, has had the following described reportable events, none of which, in the opinion of the FCM, is material to the performance of the FCM on behalf of the Fund’s account (see Subsequent Events at the end of this section):

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

Item 6.  Selected Financial Data

The Fund is not required to pay dividends or otherwise make distributions and none are expected.  The Limited Partners must rely upon their right of redemption to obtain their return of equity after consideration of profits, if any, and losses from the Fund.  See the Registration Statement, incorporated herein by reference, for a complete explanation of the allocation of profits and losses to a Limited Partner’s capital account.

Following is a summary of certain financial information for the Registrant for the period from January 1, 2008 to December 31, 2012.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Performance per unit (1)
Net unit value, beginning of the year	$ 3,219.98	$ 4,231.14	$ 4,083.24	$ 5,404.76	$ 4,175.12

Net realized and unrealized gain (loss) from
investments and foreign currency	(85.56)	(557.75)	609.02	(753.79)	2,355.63
Investment income	1.22	6.01	3.26	6.44	64.59
Expenses	(443.05)	(459.42)	(464.38)	(574.17)	(1,190.58)

Net increase (decrease) for the year	(527.39)	(1,011.16)	147.90	(1,321.52)	1,229.64

Net unit value at the end of the year	$ 2,692.59	$ 3,219.98	$ 4,231.14	$ 4,083.24	$ 5,404.76

Net assets at the end of the year ($000)	$ 4,232	$ 5,274	$ 11,248	$ 14,711	$ 22,691

Total return before incentive fee	(16.16%)	(23.90%)	3.62%	(24.45%)	29.45%
Incentive fee	(0.22%)	-	-	-	-
Total return after incentive fee	(16.38%)	(23.90%)	3.62%	(24.45%)	29.45%

Number of units outstanding at the end of the year	1,571.814	1,637.79	2,658.37	3,602.89	4,198.35

Supplemental Data:
Ratio to average net assets
Net investment (loss) before incentive fee	(14.81%)	(12.63%)	(12.01%)	(11.89%)	(22.73%)
Incentive fee	(0.25%)	-	-	-	-
Net investment (loss) after incentive fee	(15.06%)	(12.63%)	(12.01%)	(11.89%)	(22.73%)

Expenses before incentive fee	(14.85%)	(12.80%)	(12.09%)	(12.02%)	(24.03%)
Incentive fee	(0.25%)	-	-	-	-
Expenses after incentive fee	(15.10%)	(12.80%)	(12.09%)	(12.02%)	(24.03%)

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

The following summarized quarterly financial information presents the results of operations for the quarterly periods during the years ended December 31, 2012 and 2011:

	2012				2011
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
Total Investment Gain	(158,345)	(91,758)	191,748	(53,829)	-1,132,449	416,307	213,060	-846,162

Net Income (Loss)	(330,618)	(247,930)	30,939	(221,947)	-1,459,292	116,125	-34,446	-1,043,496

Net Income (Loss) per limited partnership unit	(227.98)	(175.84)	22.50	(146.07)	-552.93	31.79	-9.64	-480.38

Net Income (Loss) per general partnership unit (if any)	-	-	-	-	-	-	-	-

Net asset value per partnership unit at the end of period.	2,991.98	2,816.16	2,838.66	2,692.59	3,678.21	3,710.00	3,700.36	3,219.98

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

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through resale of Units once issued or borrowing. Due to the nature of the Fund’s business, it will make no capital expenditures and will have no capital assets which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits”. During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s commodity futures trading operations, the Fund’s assets are expected to be highly liquid.

The entire offering proceeds will be credited to the Fund’s bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities or cash or both with the futures broker and the over-the-counter counterparties. The Fund maintains an account with the US Treasury in which it invests directly in short term US Treasury Bills, and maintains a money market fund account, which only invests in US Treasurys.  In this way, a substantial portion of the Fund’s assets, whether used as margin for trading purposes or as reserves for such trading in other accounts, can be invested in

U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund’s assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and options on futures contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 40% of the Fund’s assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations thereunder.

The Fund’s assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to the Fund, the General Partner or any affiliated entities.

Results of Operations

The Fund is subject to ongoing offering and operating expenses; however, profits or losses are primarily generated by the commodity trading advisor by methods that are proprietary to it.  These results are not to be construed as an expectation of similar profits in the future.

The initial start-up costs attendant to the sale of Units by use of a prospectus which has been filed with the Securities and Exchange Commission are substantial.  The results of the partial year 1999 and the years 2000 through 2012 reflect the absorption of these costs by the Fund.  See the Registration Statements, incorporated by reference herein, for an explanation of the operation of the Fund.

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund.  Most of the operational profits and losses have been due to the trading activity of Clarke and Hamer, though interest income contributes negligibly.  Net unit value has increased since inception, from $1,000 in October, 1999 to $2,692.59 as of December 31, 2012.  Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant’s net asset value per unit during the years ended December 31, 2012, 2011 and 2010, respectively, was (16.38)%, (23.90)%, and 3.62%.  The difference over the periods was primarily due to the difference in operational profits (losses) due to trading, which were (2.66)% for 2012, (13.18)% for 2011, and 14.92% for 2010 (expressed as a percentage of the periods' beginning net asset value per unit).  Operational losses due to expenses in, similarly calculated, were (13.76)% in 2012, (10.86)% in 2011, and (11.37)% in 2010.  Higher operational expenses in 2012 were a result of costs related to the Fund’s new offering pursuant to its registration statement.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline.  Net assets over the three years ended December 31, 2012, 2011 and 2010 were down from beginning to end of the period, and were (19.75)% in 2012, (53.11)% in 2011, and (23.54)% in 2010.  The decrease in net assets is due mainly to trading results, described above, and redemptions.  Redemptions were $825,649 in 2012, $3,553,170 in 2011 and $3,554,185 in 2010.  Capital contributions were $553,792 in 2012, none in 2011, and $40,361 in 2010.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total trading equity as of the beginning of each month and, therefore, vary according to monthly trading performance, subscriptions and redemptions.  The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

The above described performance was primarily due to the trading of the trading advisors, which traded for the Fund via proprietary methods.  Clarke traded from inception of the Fund until April 11, 2012, and Hamer has traded since April 12, 2012. Hamer seeks capital appreciation through speculation in commodity futures trading. There is no representation being made that the Diversified Systematic Program will be successful in achieving this goal. The trading system utilized by Hamer is proprietary and confidential.  Hamer’s program utilizes a systematic trend following approach trading a diversified portfolio of markets, based primarily on technical analysis, but utilizing fundamental analysis when and where appropriate. The Diversified Systematic Program seeks to capture trends in a variety of global commodity and futures markets using 31 broadly diversified markets covering seven major sectors: interest rate, currency, stock index, energy, grain, metals and softs. Average holding period is 100 days. The program has been refined over the past thirteen years from a multi-system / multi-time frame trend approach to a focus on long term trend following with the constant goal to provide consistent returns while reducing volatility. This transition to a focus on long term trend following began in 2008.

If a large price movement occurs in a sector that a trading advisor trades, such as agriculture, financials, metals or softs, it does not necessarily mean that the trading advisor will engage in trades that capture such moves.  Accordingly, market movements and conditions are not necessarily correlated with Fund performance.  As always, past performance is not necessarily indicative of future results.  Because the current trader has only traded for the partial year 2012, it is not possible to make a meaningful comparison of trade allocations by sector over the periods included in this report.

Pursuant to the Trading Advisory Agreement, the Fund pays a 1% annual management fee to the trading advisor and a 20% quarterly incentive fee to Hamer on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  The previous trader was paid only a 25% incentive fee and received no such incentive fee in the periods covered by this report.  See Note 5 to the financial statements herein for the current incentive fees.

The balance of the Fund's income that does not derive from the trading activity of Hamer comes from interest income.  However, short term interest rates were so low as to produce negligible interest income for the Fund over the periods covered by this report.

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and options on futures contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Fund’s trading advisor was unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. The Fund, the General Partner and the CTAs minimize market risk through real-time monitoring of open positions, diversification of the portfolio and maintenance of a margin-to-equity ratio that rarely exceeds 40%.

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

Item 8.  Financial Statements and Supplementary Data.

The Fund financial statements included in this report were audited by Patke & Associates, Ltd., 300 Village Green Drive Ste 210, Lincolnshire, IL 60069, and are provided beginning on page F-1.  The supplementary financial information specified by Item 302 of Regulation S-K is included in Item 6. Selected Financial Data in this Report.

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

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires the General Partner to evaluate annually the effectiveness of its internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of its internal control over financial reporting in all annual reports. There were no changes in the General Partner’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining adequate internal control over the Fund’s financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The General Partner’s internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Fund’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Fund’s financial statements in accordance with generally accepted accounting principles, and that the

Fund’s receipts and expenditures are being made only in accordance with authorizations of the General Partner’s management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the Fund’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund securities are not publicly traded so that there can be no insider trading or leaks of confidential information to the public.  All Fund money is on deposit either with a bank, in T-Bills on deposit with the US Treasury, in a 100% Treasury money market fund or a futures commission merchant.  There is an audit trail produced by all.  A certified public accountant prepares the monthly financial statements.  The Fund units are sold during the month at a net asset value to be determined as of the close of business on the last day of trading each month.  All quarterly financial statements are reviewed by an independent certified public accountant who audits the Fund financial statements at the end of each calendar year.  The Fund maintains its subscription agreements and other records for six years.

The management of the General Partner assessed the effectiveness of its internal control over financial reporting with respect to the Fund as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its assessment, management has concluded that, as of December 31, 2012, the General Partner’s internal control over financial reporting with respect to the Fund is effective based on those criteria.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors and Executive Officers and Corporate Governance

The Fund is a Delaware Limited Partnership which acts through its corporate and individual general partner.  Accordingly, the Registrant has no Directors or Executive Officers.

The General Partners of the Registrant are Ashley Capital Management, Incorporated, a Delaware corporation, and Mr. Michael P. Pacult.  The General Partners are both registered with the National Futures Association as commodity pool operators pursuant to the Commodity Exchange Act, and Mr. Pacult, age 68, is the sole shareholder, director, registered principal and executive officer of the corporate General Partner.  The background and qualifications of Mr. Pacult are disclosed in the Registration Statement, incorporated herein by reference.

There has never been a material administrative, civil or criminal action brought against the Fund, the General Partner or any of its directors, executive officers, promoters or control persons.

No Forms 3, 4, or 5 have been furnished to the Registrant since inception. To the best of the Fund’s knowledge, no such forms have been or are required to be filed.

Audit Committee Financial Expert

Mr. Pacult, in his capacity as the sole principal for the General Partner of the Fund, has determined that he qualifies as an “audit committee financial expert” in accordance with the applicable rules and regulations of the Securities and Exchange Commission.  He is not independent of management.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)  None

(b)  As of December 31, 2012, neither the individual nor corporate General Partner owned any Units of Limited Partnership Interests.

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

 (1)

Audit Fees

The fees and costs paid to Patke and Associates, Ltd. for the audit of the Fund’s annual financial statements, for review of financial statements included in the Fund’s Forms 10-Q and other services normally provided in connection with regulatory filing or engagements (i.e., consents related to SEC registration statements) for the years ended December 31, 2012 and 2011 were $21,000 and $19,500, respectively.

(2)

Audit Related Fees

None

(3)

Tax Fees

The aggregate fees paid to Patke and Associates, Ltd. for tax compliance services including tax compliance, tax advice, and tax planning for the years ended December 31, 2012 and 2011 were $5,000 and $49,50, respectively.

(4)

All Other Fees

None

(5)

The Board of Directors of Ashley Capital Management, Inc., General Partner of the Fund, approved all of the services described above. The Board of Directors has determined that the payments made to its independent certified public accountants for these services are compatible with maintaining such auditors’ independence. The Board of Directors explicitly pre-approves all audit and non-audit services and all engagement fees and terms.

(6)

Close to 100% of the hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.  However, all work performed was supervised by a full-time permanent employee.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

 (a)

The following documents are filed as part of this report:

1. All Financial Statements

The Financial Statements begin on page F-1 of this report.

2. Financial Statement Schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

Not applicable, not required, or included in the Financial Statements.

3. List of those Exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below.

Incorporated by reference from the Fund’s Registration Statement on Form S-1, and all amendments at file Nos. 333-61217 and 333-59976 previously filed with the Securities and Exchange Commission.

31.1 Certification of CEO and CFO pursuant to Section 302

32.2 Certification of CEO and CFO pursuant to Section 906

(b)

 Exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K for the period ended December 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Inc.

Its General Partner

Date: April 1, 2013

By: /s/ Michael Pacult

Mr. Michael P. Pacult

Sole Director, Sole Shareholder

President and Treasurer

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

ANNUAL REPORT

December 31, 2012

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Patke & Associates, Ltd.
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Partners of
Atlas Futures Fund, Limited Partnership

We have audited the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership (a Delaware limited partnership), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Futures Fund, Limited Partnership as of December 31, 2012 and 2011, and the results of its operations, its changes in net assets and its cash flows for each of the three years in the period ended December 31, 2012 are in conformity with accounting principles generally accepted in the United States of America.

/s/ Patke & Associates, Ltd.
Patke & Associates, Ltd.
Lincolnshire, Illinois
March 20, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities
December 31, 2012 and 2011

	2012	2011

Assets

Equity in broker trading accounts

Cash and cash equivalents at broker	$ 1,143,185	$ 662,202
Net unrealized gain on open futures contracts	221,007	113,800
Total equity in broker trading accounts	1,364,192	776,002

U.S. Treasury Bills (cost $1,999,469 and $3,986,110)	1,999,905	3,999,691

Cash and cash equivalents	987,570	1,012,647
Subscriptions receivable	7,263	-
Prepaid expenses	-	7,850
Total assets	4,358,930	5,796,190

Liabilities

Partner redemptions payable	81,895	497,919
Accrued commissions payable to related parties	21,593	10,569
Other accrued liabilities	23,198	14,045
Total liabilities	126,686	522,533
Net assets	$ 4,232,244	$ 5,273,657

Analysis of net assets

Limited partners	$ 4,232,244	$ 5,273,657
General partners	-	-
Net assets (equivalent to $2,692.59 and $3,219.98 per unit)	$ 4,232,244	$ 5,273,657

Partnership units outstanding

Limited partners units outstanding	1,571.814	1,637.79
General partners units outstanding	-	-
Total partnership units outstanding	1,571.814	1,637.79

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
December 31, 2012

	Face Value	Fair Value	Percent of Net Assets

United States Treasury bills

United States Treasury bills, matures
January 2013 (cost $1,999,469)	$ 2,000,000	$ 1,999,905	47.25%

Futures contracts

Futures contracts held long
Agriculture		$ 33,047	0.78%
Currency		2,220	0.05%
Indices		95,500	2.26%
Metals		1,508	0.04%
Total futures contracts held long		132,275	3.13%

Futures contracts held short
Agriculture		46,349	1.10%
Currency		48,266	1.14%
Energy		(4,613)	(0.11%)
Indices		2,950	0.07%
Metals		(4,220)	(0.10%)
Total futures contracts held short		88,732	2.10%

Net unrealized gain on open futures contracts		$ 221,007	5.23%

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

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Investment income

Interest income	$ 1,844	$ 13,848	$ 9,957
Total investment income	1,844	13,848	9,957

Expenses

Commission expense	507,399	973,768	1,295,025
Professional fees	85,367	91,000	102,900
Management fees	30,288	-	-
Incentive fees	11,045	-	-
Other operating expenses	25,117	20,945	21,363
Total expenses	659,216	1,085,713	1,419,288

Net investment (loss)	(657,372)	(1,071,865)	(1,409,331)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
Investments	(209,856)	(801,581)	814,678
Foreign currency translation	(9,535)	(13,799)	(2,729)
Net realized gain (loss) from investments and foreign currency transactions	(219,391)	(815,380)	811,949

Net unrealized appreciation (depreciation) on investments	107,207	(533,864)	647,664

Net realized and unrealized gain (loss) from investments and
foreign currency	(112,184)	(1,349,244)	1,459,613

Net increase (decrease) in net assets resulting from operations	$ (769,556)	$ (2,421,109)	$ 50,282

Net increase (decrease) per unit (for a single unit outstanding during the entire period)
Limited partnership unit	$ (527.39)	$ (1,011.16)	$ 147.90
General partnership unit	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
For the Years Ended December 31, 2012, 2011 and 2010

	2012		2011		2010
	Units	Net Assets	Units	Net Assets	Units	Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)		$ (657,372)		$ (1,071,865)		$ (1,409,331)
Net realized gain (loss) from investments and foreign currency transactions		(219,391)		(815,380)		811,949
Net unrealized appreciation (depreciation) on investments		107,207		(533,864)		647,664
Net increase (decrease) in net assets resulting from operations		(769,556)		(2,421,109)		50,282

Capital contributions from limited partners	199.524	553,792	-	-	10.44	40,361
Redemptions by limited partners	(265.500)	(825,649)	(1,020.58)	(3,553,170)	(954.96)	(3,554,185)
Total (decrease) in net assets	(65.976)	(1,041,413)	(1,020.58)	(5,974,279)	(944.52)	(3,463,542)

Net assets at the beginning of the year	1,637.790	5,273,657	2,658.37	11,247,936	3,602.89	14,711,478

Net assets at the end of the year	1,571.814	$ 4,232,244	1,637.79	$ 5,273,657	2,658.37	$ 11,247,936

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011		2010

Cash Flows from Operating Activities

Net increase (decrease) in net assets resulting from operations	$ (769,556)	$ (2,421,109)		$ 50,282

Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	7,850	(3,726)		7,271
(Increase) in subscription receivable	(7,263)
Unrealized (appreciation) depreciation on investments	(107,207)	533,864		(647,664)
Increase (decrease) in accrued commissions payable to related parties	11,024	(25,722)		(50,194)
Increase (decrease) in other accrued liabilities	9,153	(1,007)		(9,314)

Net cash (used in) operating activities	(855,999)	(1,917,700)		(649,619)

Cash Flows from Financing Activities

Proceeds from sale of units, net of sales commissions	553,792	-		40,361
Partner redemptions	(1,241,673)	(3,119,310)		(3,658,437)

Net cash (used in) financing activities	(687,881)	(3,119,310)		(3,618,076)

Net (decrease) in cash and cash equivalents	(1,543,880)	(5,037,010)		(4,267,695)

Cash and cash equivalents, beginning of year	5,674,540	10,711,550		14,979,245

Cash and cash equivalents, end of year	$ 4,130,660	$ 5,674,540		$ 10,711,550

End of period cash and cash equivalents consist of:

Cash and cash equivalents at broker	$ 1,143,185	$ 662,202		$ 4,513,906
Treasury bills	1,999,905	3,999,691	(1)	4,999,789
Cash and cash equivalents	987,570	1,012,647		1,197,855

Total cash and cash equivalents	$ 4,130,660	$ 5,674,540		$ 10,711,550

(1) The Fund maintains U.S. Treasury Bills generally with an original maturity of 90 days, which are classified as cash equivalents. For the year ended December 31, 2011, U.S. Treasury Bills had an original maturity greater than 90 days. Management has decided to present this balance as a cash equivalent for consistency purposes as the nature and use of this balance has remained constant. Further, proceeds from the maturity of the January 12, 2012 U.S. Treasury Bills were used to purchase U.S. Treasury Bills with a 90 day maturity, which were classified as cash equivalents.

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
December 31, 2012

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

(A Delaware Limited Partnership)
Notes to the Financial Statements
December 31, 2012

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the years ended December 31, 2012 and 2011, the Fund did not have any Level 3 assets or liabilities.

Derivative financial instruments, such as futures contracts, which are listed on a national exchange, are valued based on quoted prices from the exchange. To the extent these financial instruments are actively traded, and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy.

U.S. Treasury bills are valued at amortized cost, which management has determined approximates fair value.
The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of December 31, 2012 and 2011.
Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 1,999,905	$ -	$ 1,999,905
Exchange Traded - Futures Contracts	221,007	-	-	221,007
Total	$ 221,007	$ 1,999,905	$ -	$ 2,220,912
Fair Value at December 31, 2011
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 3,999,691	$ -	$ 3,999,691
Exchange Traded - Futures Contracts	113,800	-	-	113,800
Total	$ 113,800	$ 3,999,691	$ -	$ 4,113,491

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

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the years ended December 31, 2012, 2011 or 2010.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
December 31, 2012
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

If the daily net unit value of the Fund falls to less than 50% of the March 31, 2012 net asset value, or such higher value earned through trading, then the General Partner will immediately suspend all trading, provide all limited partners with notice of the reduction and give all limited partners the opportunity, for fifteen days after such notice, to redeem partnership interests. No trading will commence until after the lapse of the fifteen day period.

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor. Futures Investments Company ("FIC"), as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the year ended December 31, 2012, selling commissions earned by FIC were $9,500.

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

5. Fees
The Fund charged the following fees:

The Corporate General Partner is entitled to a fixed annual brokerage commission of 11% of the prior months ending Net Asset Value plus actual commissions charged by the FCM for trades made on foreign exchanges and forward markets, if any. Prior to August 27, 2012, commissions were calculated on assets available for trading. The Corporate General Partner receives 4% of the commissions and the Fund pays the introducing broker the remaining 7%.

As of April 12, 2012, the fund no longer paid Clarke (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for the years ended December 31, 2012, 2011 and 2010.

As of April 12, 2012, Hamer began trading as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  Incentive fees earned by Hamer for the year ended December 31, 2012 were $11,045.

As of April 12, 2012, a monthly management fee of 1% (annual rate) is paid to Hamer, calculated on the prior month end net assets assigned to the Hamer to trade.

The General Partner reserves the right to change the fee structure at its sole discretion.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
December 31, 2012

6. Related Party Transactions

The Fund pays commissions to the Corporate General Partner and FIC, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult. The Fund shares operating expenses with FIC. Related party transactions were as follows:

Commissions included in expenses:
	For The Years Ended December 31,
	2012	2011	2010

Corporate General Partner	$ 180,570	$ 352,405	$ 470,434
FIC	277,208	560,082	792,054

Operating expenses shared with related party included in expenses:

	December 31,	December 31,
	2012	2011

FIC	$ 1,641	$ 5,618

Commissions included in accrued expenses:

	December 31,	December 31,
	2012	2011

Corporate General Partner	$ 15,947	$ 4,144
FIC	5,646	6,425

Accrued operating expenses shared with related party:
	December 31,	December 31,
	2012	2011
FIC	$ 1,641	$ -

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
December 31, 2012

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At December 31, 2012 and December 31, 2011 these totaled $4,130,660 and  $5,674,540, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of approximately $80,929,443 and $15,096,202  on long positions at December 31, 2012 and December 31, 2011, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open futures contracts at December 31, 2012 and December 31, 2011 were $221,007 and $113,800, respectively.

Open contracts generally mature within three months of December 31, 2012.  The latest maturity for open futures contracts is in June 2013. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Notes to the Financial Statements
December 31, 2012
7. Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.
Derivative Instruments
Statement of Assets and Liabilities
		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 342,590	$ (121,583)	$ 221,007
		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2011 Fair Value	Liability Derivatives at December 31, 2011 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 122,163	$ (8,363)	$ 113,800
Derivative Instruments
Statement of Operations
For the Years Ended December 31,
		Line Item in the Statement of Operations	2012	2011	2010
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ (219,391)	$ (815,380)	$ 811,949

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation (depreciation) on investments	$ 107,207	$ (533,864)	$ 647,664
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
December 31, 2012

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

11. Financial Highlights
	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Performance per unit (1)
Net unit value, beginning of the year	$ 3,219.98	$ 4,231.14	$ 4,083.24	$ 5,404.76	$ 4,175.12

Net realized and unrealized gain (loss) from
investments and foreign currency	(85.56)	(557.75)	609.02	(753.79)	2,355.63
Investment income	1.22	6.01	3.26	6.44	64.59
Expenses	(443.05)	(459.42)	(464.38)	(574.17)	(1,190.58)

Net increase (decrease) for the year	(527.39)	(1,011.16)	147.90	(1,321.52)	1,229.64

Net unit value at the end of the year	$ 2,692.59	$ 3,219.98	$ 4,231.14	$ 4,083.24	$ 5,404.76

Net assets at the end of the year ($000)	$ 4,232	$ 5,274	$ 11,248	$ 14,711	$ 22,691

Total return before incentive fee	(16.16%)	(23.90%)	3.62%	(24.45%)	29.45%
Incentive fee	(0.22%)	-	-	-	-
Total return after incentive fee	(16.38%)	(23.90%)	3.62%	(24.45%)	29.45%

Number of units outstanding at the end of the year	1,571.814	1,637.79	2,658.37	3,602.89	4,198.35

Supplemental Data:
Ratio to average net assets
Net investment (loss) before incentive fee	(14.81%)	(12.63%)	(12.01%)	(11.89%)	(22.73%)
Incentive fee	(0.25%)	-	-	-	-
Net investment (loss) after incentive fee	(15.06%)	(12.63%)	(12.01%)	(11.89%)	(22.73%)

Expenses before incentive fee	(14.85%)	(12.80%)	(12.09%)	(12.02%)	(24.03%)
Incentive fee	(0.25%)	-	-	-	-
Expenses after incentive fee	(15.10%)	(12.80%)	(12.09%)	(12.02%)	(24.03%)

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
For the Years Ended December 31, 2012, 2011 and 2010

************************************************************************************************************************

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult
Michael Pacult
President, Ashley Capital Management, Inc.
General Partner
Atlas Futures Fund, Limited Partnership