Form 10-Q
period 2013-03-31
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2013-06-19
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The reviewed financial statements for the Registrant for the three months ended March 31, 2013 are attached hereto at page F-1 and made a part hereof.

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

Description of Fund Business

The Fund grants the commodity trading advisors a power of attorney that is terminable at the will of either party to trade the equity assigned by the Fund. Clarke Capital Management, Inc. was granted a power of attorney by the Fund and served as a trading advisor for the Fund since the Fund’s inception. Effective April 11, 2012, the Fund's Advisory Agreement with Clarke Capital Management, Inc. was terminated and all open positions were closed. Hamer Trading Inc., an independent registered Commodity Trading Advisor, now serves as the Fund's sole trading advisor and trades its Diversified Systematic Program on behalf of the Fund, commencing April 12, 2012. Since April 12, 2012, Hamer was the sole trading advisor to the Fund. The commodity trading advisors selected to trade for the Fund have discretion to select the trades and do not disclose the methods they use to make those determinations in their disclosure documents or to the Fund or general partner. There is no promise or expectation of a fixed return to the partners. The partners must look solely to trading profits for a return their investment as the interest income is expected to be less than the fixed expenses to operate the Fund.

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the general partner maintained approximately 33.44% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 66.32% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Fund has not in the past and does not intend in the future to borrow from third parties. Its trades are entered pursuant to a margin agreement with the futures commission merchant which obligates the fund to the actual loss, if any, without reference or limit by the amount of cash posted to secure the trade. The limited partners are not personally liable for the debts of the Fund, including any trading losses. On October 29, 2010, the Fund requested withdrawal of a previously filed post-effective amendment and filed an S-1 registration statement to register additional $10,000,000 in Units. Upon effectiveness on August 27, 2012, the Units began to be offered and sold pursuant to its prospectus under similar terms to the previous offering; however, there is compensation to the affiliated selling agent, Futures Investment Company, of a 6% up front selling commission calculated on the gross subscription amount, in addition to $2,000 paid by the Fund for legal fees associated with the review of the offering by FINRA. As of the date of this Report, $14,820,947 has been sold pursuant to registration statements since inception and, upon redemption by the holder, no Units will be resold.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades through April 11, 2012 and, thereafter, Hamer Trading Inc. was responsible for all trades. Most of the operational profits and losses for the periods covered in this report have been due to the trading activity of the trading advisors. Net unit value has increased since inception, from $1,000 in October, 1999 to $2,580.50 as of March 31, 2013. Past performance is not necessarily indicative of future results, however.

The gain (loss) in registrant’s net asset value per unit during the three months ended March 31, 2013 and 2012, respectively, was (4.16) % and (7.08) %. The difference over the periods was primarily due to the difference in operational profits due to trading, which were (0.26) % and (3.55) % for the same respective periods (expressed as a percentage of the periods' beginning net asset value per unit). Operational losses due to expenses, similarly calculated, were (3.91) % and (3.54) % for the same respective periods.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Net assets over the three months  ended March 31, 2013 and 2012 were down from beginning to end of the period, and were (14.21)% and (19.01)%,  respectively. The decrease in net assets is due mainly to trading results, described above, redemptions and capital contributions. Redemptions were $(472,006) and $(671,751) over the same respective periods ((11.15) % and

(12.74)% of beginning net assets, respectively). Capital contributions over the same respective periods were $43,271 and $0 (1.02% and 0%, respectively). Accordingly, the primary factors in the lower decrease in net assets in the 2013 period versus the 2012 period were fewer redemptions along with greater capital contributions in the 2013 period.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the financial statements herein for the current incentive fees. Because Clarke had not recouped prior trading losses prior to its termination, it was not paid an incentive fee in any of the periods covered by this report. Hamer did not achieve a New Net Profit in the three month period ended March 31, 2013, and the previous CTA did not achieve a New Net Profit in the three month period ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in the Fund’s 2012 Form 10-K. The risks of the Fund are (1) described fully in its prospectus filed with its registration statement on Form S-1, which is incorporated herein by reference (2) described in summary in Part I of this Form 10-Q, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended March 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated

It’s General Partner

By: __________________________________

Mr. Michael Peter Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the

General Partner

Date: June 3, 2013

Exhibit 31.01

CERTIFICATION

I, Michael Peter Pacult do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Atlas Futures Fund, Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

By: ____________________________________

Michael Peter Pacult

President of Ashley Capital Management, Inc.

General Partner of the Registrant

Date: June 3, 2013

EXHIBIT 32.01

CERTIFICATION BY CHIEF EXECUTIVE OFFICER &

CHIEF FINANCIAL OFFICER

I, Michael Peter Pacult, the Chief Executive Officer and Chief Financial Officer of Ashley Capital Management, Inc. as general partner of Atlas Futures Fund, L.P., certify that (i) the Form 10-Q for the period ended March 31, 2013 of Atlas Futures Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended March 31, 2013 fairly presents, in all material respects, the financial condition and results of operations of Atlas Futures Fund, L.P.

ATLAS FUTURES FUND, LIMITED PARTNERSHIP

By: Ashley Capital Management, Inc., General Partner

By: ______________________________________

Michael Peter Pacult

Chief Executive Officer &

Chief Financial Officer

Date: June 3, 2013

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

March 31, 2013

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Patke & Associates, Ltd.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Partners of

Atlas Futures Fund, Limited Partnership

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of March 31, 2013, and the related statements of operations, changes in net assets and cash flows for the three months ended March 31, 2013 and 2012.  These financial statements are the responsibility of the Partnership's management.

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

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2012, and the related statements of operations, changes in net assets and cash flows for the year then ended (not presented herein) and in our report dated March 20, 2013, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying statement of assets and liabilities as of December 31, 2012 is fairly stated, in all material respects, in relation to the statement of assets and liabilities from which it has been derived.

/s/ Patke & Associates, Ltd.

Patke & Associates, Ltd.

Lincolnshire, Illinois

May 8, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Assets and Liabilities
(Unaudited)

	March 31,	December 31,
	2013	2012

Assets

Equity in broker trading accounts

Cash and cash equivalents at broker	$ 1,239,930	$ 1,143,185
Net unrealized gain on open futures contracts	102,690	221,007
Total equity in broker trading accounts	1,342,620	1,364,192

U.S. Treasury Bills (cost $0 and $1,999,469, respectively)	-	1,999,905

Cash and cash equivalents	2,662,659	987,570
Subscriptions receivable	-	7,263
Prepaid expenses	9,420	-
Total assets	4,014,699	4,358,930

Liabilities

Partner redemptions payable	326,094	81,895
Accrued commissions payable to related parties	33,341	21,593
Other accrued liabilities	24,493	23,198
Total liabilities	383,928	126,686
Net assets	$ 3,630,771	$ 4,232,244

Analysis of net assets

Limited partners	$ 3,630,771	$ 4,232,244
General partners	-	-
Net assets (equivalent to $2,580.50 and $2,692.59 per unit)	$ 3,630,771	$ 4,232,244

Partnership units outstanding

Limited partners units outstanding	1,407.003	1,571.814
General partners units outstanding	-	-
Total partnership units outstanding	1,407.003	1,571.814

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Condensed Schedule of Investments
March 31, 2013
(Unaudited)

	Fair Value	Percent of Net Assets

Futures contracts

Futures contracts held long
Agriculture	$ 23,814	0.66%
Currency	29,859	0.82%
Energy	4,095	0.11%
Indices	61,000	1.68%
Metals	(30,523)	(0.84%)
Total futures contracts held long	88,245	2.43%

Futures contracts held short
Agriculture	14,476	0.40%
Currency	(20,060)	(0.55%)
Energy	(7,439)	(0.20%)
Indices	400	0.01%
Metals	27,068	0.74%
Total futures contracts held short	14,445	0.40%

Net unrealized gain on open futures contracts	$ 102,690	2.83%

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

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Investment income

Interest income	$ 106	$ 380
Total investment income	106	380

Expenses

Commission expense	114,029	152,275
Professional fees	26,120	17,500
Management fees	10,741	-
Other operating expenses	12,238	2,878
Total expenses	163,128	172,653

Net investment (loss)	(163,022)	(172,273)

Realized and unrealized gain (loss) from investments and foreign currency

Net realized gain (loss) from:
Investments	133,150	(40,823)
Foreign currency translation	(24,549)	(3,632)
Net realized gain (loss) from investments and foreign currency transactions	108,601	(44,455)

Net unrealized (depreciation) on investments	(118,317)	(113,890)

Net realized and unrealized (loss) from investments and
foreign currency	(9,716)	(158,345)

Net (decrease) in net assets resulting from operations	$ (172,738)	$ (330,618)

Net (decrease) per unit (for a single unit outstanding during the entire period)
Limited partnership unit	$ (112.09)	$ (227.98)
General partnership unit	$ -	$ -

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Changes in Net Assets
(Unaudited)

		Three Months Ended March 31,
		2013		2012
	Units	Net Assets	Units	Net Assets

Increase (decrease) in net assets from operations
Net investment (loss)		$ (163,022)		$ (172,273)
Net realized gain (loss) from investments and foreign currency transactions		108,601		(44,455)
Net unrealized (depreciation) on investments		(118,317)		(113,890)
Net (decrease) in net assets resulting from operations		(172,738)		(330,618)

Capital contributions from limited partners	16.061	43,271	-	-
Redemptions by limited partners	(180.872)	(472,006)	(210.220)	(671,751)
Total (decrease) in net assets	(164.811)	(601,473)	(210.220)	(1,002,369)

Net assets at the beginning of the period	1,571.814	4,232,244	1,637.790	5,273,657

Net assets at the end of the period	1,407.003	$ 3,630,771	1,427.570	$ 4,271,288

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership
(A Delaware Limited Partnership)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities

Net (decrease) in net assets resulting from operations	$ (172,738)	$ (330,618)

Adjustments to reconcile net (decrease) in net assets from
operations to net cash (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(9,420)	1,963
Decrease in subscription receivable	7,263	-
Unrealized depreciation on investments	118,317	113,890
Increase in accrued commissions payable to related parties	11,748	29,853
Increase (decrease) in other accrued liabilities	1,295	(7,780)

Net cash (used in) operating activities	(43,535)	(192,692)

Cash Flows from Financing Activities

Proceeds from sale of units, net of sales commissions	43,271	-
Partner redemptions	(227,807)	(1,097,505)

Net cash (used in) financing activities	(184,536)	(1,097,505)

Net (decrease) in cash and cash equivalents	(228,071)	(1,290,197)

Cash and cash equivalents, beginning of period	4,130,660	5,674,540

Cash and cash equivalents, end of period	$ 3,902,589	$ 4,384,343

End of period cash and cash equivalents consist of:

Cash and cash equivalents at broker	$ 1,239,930	$ 802,987
Treasury bills	-	2,999,990
Cash and cash equivalents	2,662,659	581,366

Total cash and cash equivalents	$ 3,902,589	$ 4,384,343

The accompanying notes are an integral part of the financial statements

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

March 31, 2013

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

2.  Significant Accounting Policies – Continued

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the three months ended March 31, 2013 and the year ended December 31, 2012, the Fund did not have any Level 3 assets or liabilities.

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

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

Fair Value at March 31, 2013
Description	Level 1	Level 2	Level 3	Total

Exchange Traded - Futures Contracts	$ 102,690	$ -	$ -	$ 102,690
Total	$ 102,690	$ -	$ -	$ 102,690

Fair Value at December 31, 2012
Description	Level 1	Level 2	Level 3	Total

U.S. Treasury Bills	$ -	$ 1,999,905	$ -	$ 1,999,905
Exchange Traded - Futures Contracts	221,007	-	-	221,007
Total	$ 221,007	$ 1,999,905	$ -	$ 2,220,912

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

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the three months ended March 31, 2013 or March 31, 2012.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

March 31, 2013

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor. Futures Investments Company ("FIC"), as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the three months ended March 31, 2013, selling commissions earned by FIC were $636.

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

As of April 12, 2012, the fund no longer paid Clarke Capital Management, Inc. ("Clarke") (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for three months ended March 31, 2012.

As of April 12, 2012, Hamer began trading as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  There were no incentive fees paid to Hamer for the three months ended March 31, 2013.

As of April 12, 2012, a monthly management fee of 1% (annual rate) is paid to Hamer, calculated on the prior month end net assets assigned to the Hamer to trade.

The General Partner reserves the right to change the fee structure at its sole discretion.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

6.  Related Party Transactions

The Fund pays commissions to the Corporate General Partner and FIC, the introducing broker.  These related parties are 100% and 50%, respectively, owned by Michael Pacult. The Fund shares operating expenses with FIC. Related party transactions were as follows:

Commissions included in expenses:
	For The Three Months Ended March 31,
	2013	2012

Corporate General Partner	$ 61,355	$ 53,586
FIC	40,819	83,931

Commissions included in accrued expenses:

	March 31,	December 31,
	2013	2012

Corporate General Partner	$ 12,883	$ 15,947
FIC	20,458	5,646

Accrued operating expenses shared with related party:
	March 31,	December 31,
	2013	2012
FIC	$ -	$ 1,641

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

March 31, 2013

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At March 31, 2013 and December 31, 2012 these totaled $3,902,589 and  $4,130,660, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $65,154,683 and $80,929,443  on long positions at March 31, 2013 and December 31, 2012, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open futures contracts at March 31, 2013 and December 31, 2012 were $102,690 and $221,007, respectively.

Open contracts generally mature within three months of March 31, 2013.  The latest maturity for open futures contracts is in September 2013. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

March 31, 2013

(Unaudited)

7.  Trading Activities and Related Risks – Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at March 31, 2013 Fair Value	Liability Derivatives March 31, 2013 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 288,955	$ (186,265)	$ 102,690

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 342,590	$ (121,583)	$ 221,007

Derivative Instruments
Statement of Operations

For the three months ended March 31,
		Line Item in the Statement of Operations	2013	2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 108,601	$ (44,455)

Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on investments	$ (118,317)	$ (113,890)

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

March 31, 2013

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

11.  Financial Highlights

	Three Months Ended March 31,
	2013	2012
Performance per unit (1)
Net unit value, beginning of the period	$ 2,692.59	$ 3,219.98

Net realized and unrealized (loss) from
investments and foreign currency	(7.00)	(114.36)
Investment income	0.06	0.24
Expenses	(105.15)	(113.86)

Net (decrease) for the period	(112.09)	(227.98)

Net unit value at the end of the period	$ 2,580.50	$ 2,992.00

Net assets at the end of the period ($000)	$ 3,631	$ 4,271

Total return (2)	(4.16%)	(7.08%)

Number of units outstanding at the end of the period	1,407.003	1,427.570

Supplemental Data:
Ratio to average net assets
Net investment (loss) (3)	(16.39%)	(14.39%)
Expenses (3)	(16.41%)	(14.42%)

Total return was calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) Investment income and expenses and net realized and unrealized gains and (losses) on futures transactions are calculated based on a single unit outstanding during the period.

(2) Not annualized.

(3) Annualized.

Atlas Futures Fund, Limited Partnership

Affirmation of the Commodity Pool Operator

Three Months Ended March 31, 2013 and 2012

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

'/s/ Michael Pacult

Michael Pacult

President, Ashley Capital Management, Inc.

General Partner

Atlas Futures Fund, Limited Partnership