Form 10-Q/A
period 2013-06-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2013-08-23
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

Commission file number 333-53111

Atlas Futures Fund, Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware

51-0380494

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

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

Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

The reviewed financial statements for the Registrant for the three months ended June 30, 2013 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the general partner maintained approximately 27.54% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 72.24% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund. Clarke Capital Management, Inc. was responsible for the selection of all trades through April 11, 2012 and, thereafter, Hamer Trading Inc. was responsible for all trades. Most of the operational profits and losses for the periods covered in this report have been due to the trading activity of the trading advisors. Net unit value has increased since inception, from $1,000 in October, 1999 to $2,074.39 as of June 30, 2013. Past performance is not necessarily indicative of future results, however.

The Fund's net asset value (NAV) per Unit decreased over the three months ended June 30, 2013 from $2,580.50 to $2,074.39, a loss of (19.61)%. Over the three months ended June 30, 2012, it decreased from $2,991.98 to $2,816.16, a loss of (5.88)%.  The Fund’s net asset value (NAV) per Unit decreased over the six months ended June 30, 2013 from $2,692.59 to $2,074.39, a loss of (22.96)%.  Over the six months ended June 30, 2012, it decreased from $3,219.96 to $2,816.16, a loss of (12.54)%

The difference over the six period ending June 30, 2013 and 2012 was primarily due to the difference in operational profits due to trading, which were (13.07) % and (4.74) % for the same respective periods

(expressed as a percentage of the periods' beginning net asset value). Operational losses due to expenses, similarly calculated, were (7.14) % and (6.23) % for the same respective periods.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline. Net assets over the six months  ended June 30, 2013 and 2012 were down from beginning to end of the period, and were (42.69)% and (24.69)%,  respectively. The decrease in net assets is due mainly to trading results, described above, redemptions and capital contributions. Redemptions were $(1,067,681) and $(723,729) over the same respective periods ((25.23) % and (13.72)% of beginning net assets, respectively). Capital contributions over the same respective periods were $116,093 and $0 (2.74% and 0%, respectively). Accordingly, the primary factors in the greater decrease in net assets in the 2013 period versus the 2012 period were greater redemptions, greater capital contributions, and greater trading losses in the 2013 period.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total net asset value as of the end of the prior month and, therefore, vary according to monthly trading performance, subscriptions and redemptions. The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark. See Note 5 to the financial statements herein for the current incentive fees. Because Clarke had not recouped prior trading losses prior to its termination, it was not paid an incentive fee in any of the periods covered by this report. Hamer did not achieve a New Net Profit in the six month period ended June 30, 2013 and 2012.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Registrant has adopted procedures in connection with the operation of its business including, but not limited to, the review of account statements sent to the General Partner before the open of business each day that disclose the positions held overnight in the Fund accounts, the margin to hold those positions, and the amount of profit or loss on each position, and the net balance of equity available in each account. The Fund brokerage account statements and financial books and records accounts are prepared by an independent fund administrator and then are reviewed each quarter and audited each year by a different independent CPA firm.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

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

(b) None

Item 6. Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended June 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated

It’s General Partner

By:

/s/ Michael Peter Pacult

Mr. Michael Peter Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the

General Partner

Date: August 9, 2013

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

/s/ Michael Peter Pacult

Mr. Michael Peter Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the

General Partner

Date: August 8, 2013

EXHIBIT 32.01

CERTIFICATION BY CHIEF EXECUTIVE OFFICER &

CHIEF FINANCIAL OFFICER

I, Michael Peter Pacult, the Chief Executive Officer and Chief Financial Officer of Ashley Capital Management, Inc. as general partner of Atlas Futures Fund, L.P., certify that (i) the Form 10-Q for the period ended June 30, 2013 of Atlas Futures Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended June 30, 2013 fairly presents, in all material respects, the financial condition and results of operations of Atlas Futures Fund, L.P.

ATLAS FUTURES FUND, LIMITED PARTNERSHIP

By: Ashley Capital Management, Inc., General Partner

By:

/s/ Michael Peter Pacult

Mr. Michael Peter Pacult

Chief Executive Officer &

Chief Financial Officer

Date: August 8, 2013

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

June 30, 2013

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Index to the Financial Statements

 Page

Report of Independent Registered Public Accounting Firm

F-2

Statements of Assets and Liabilities (Unaudited)

F-3

Condensed Schedule of Investments - June 30, 2013 (Unaudited)

F-4

Condensed Schedule of Investments - December 31, 2012 (Unaudited)

F-5

Statements of Operations (Unaudited)

F-6

Statements of Changes in Net Assets (Unaudited)

F-7

Statements of Cash Flows (Unaudited)

F-8

Notes to the Financial Statements (Unaudited)

F-9 - F-17

Affirmation of the Commodity Pool Operator

F-18

Patke & Associates, Ltd.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Partners of

Atlas Futures Fund, Limited Partnership

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of June 30, 2013, and the related statements of operations for the three and six months ended June 30, 2013 and 2012, and the statements of changes in net assets and cash flows for the six months ended June 30, 2013 and 2012.  These financial statements are the responsibility of the Partnership's management.

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

/s/ Patke & Associates, Ltd.

Patke & Associates, Ltd.

Lincolnshire, Illinois

August 5, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400

	Fair Value	Percent of Net Assets
Futures contracts		
Futures contracts held long		
Agriculture	$ (18,197)	(0.75%)
Currency	(54,964)	(2.27%)
Indices	6,225	0.26%
Metals	(3,847)	(0.16%)
Total futures contracts held long	(70,783)	(2.92%)
Futures contracts held short		
Agriculture	48,259	1.99%
Currency	51,278	2.11%
Energy	26,239	1.08%
Indices	(6,750)	(0.28%)
Metals	112,417	4.63%
Total futures contracts held short	231,443	9.53%
Net unrealized gain on open futures contracts	$ 160,660	6.61%

The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Investment income				
Interest income	$ -	$ 482	$ 106	$ 862
Total investment income	-	482	106	862
Expenses				
Commission expense	95,880	124,840	209,911	277,115
Professional fees	29,712	18,500	55,831	36,000
Management fees	8,958	9,445	19,699	9,445
Other operating expenses	4,496	3,869	16,734	6,747
Total expenses	139,046	156,654	302,175	329,307
Net investment (loss)	(139,046)	(156,172)	(302,069)	(328,445)
Realized and unrealized gain (loss) from investments and foreign currency				
Net realized gain (loss) from:				
Investments	(603,588)	42,623	(470,438)	1,800
Foreign currency translation	2,142	(13,240)	(22,406)	(16,872)
Net realized gain (loss) from investments and foreign currency transactions	(601,446)	29,383	(492,844)	(15,072)
Net unrealized appreciation (depreciation) on investments	57,969	(121,141)	(60,348)	(235,032)
Net realized and unrealized (loss) from investments and foreign currency	(543,477)	(91,758)	(553,192)	(250,104)
Net (decrease) in net assets resulting from operations	$ (682,523)	$ (247,930)	$ (855,261)	$ (578,549)
Net (decrease) per unit (for a single unit outstanding during the entire period)				
Limited partnership unit	$ (506.11)	$ (175.84)	$ (618.20)	$ (403.82)
General partnership unit	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

The accompanying notes are an integral part of the financial statements.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

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

Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 ("the Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and is regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

2.  Significant Accounting Policies - Continued

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the six months ended June 30, 2013 and the year ended December 31, 2012, the Fund did not have any Level 3 assets or liabilities.

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

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

2.  Significant Accounting Policies - Continued

Income Taxes - The Fund prepares calendar year U.S. Federal and applicable state information tax returns and reports to the partners their allocable shares of the Fund’s income, expenses and trading gains or losses.  No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on such partner’s respective share of the Fund’s income and expenses as reported for income tax purposes

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2009 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the six months ended June 30, 2013 or June 30, 2012.

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

June 30, 2013

(Unaudited)

4.  Limited Partnership Agreement

 - Continued

Any distribution from profits or partners' capital will be made solely at the discretion of the General Partner.

Federal Income Tax Allocations - As of the end of each fiscal year, the Fund's realized capital gain or loss and ordinary income or loss shall be allocated among the partners, after having given effect to the fees and expenses of the Fund.

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor. Futures Investments Company ("FIC"), as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the six months ended June 30, 2013, selling commissions earned by FIC were $636.

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

As of April 12, 2012, the fund no longer paid Clarke Capital Management, Inc. ("Clarke") (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for six months ended June 30, 2012.

As of April 12, 2012, Hamer began trading as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  There were no incentive fees paid to Hamer for the six months ended June 30, 2013.

As of April 12, 2012, a monthly management fee of 1% (annual rate) is paid to Hamer, calculated on the prior month end net assets assigned to the Hamer to trade.

The General Partner reserves the right to change the fee structure at its sole discretion.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

7.  Trading Activities and Related Risks - Continued

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At June 30, 2013 and December 31, 2012 these totaled $2,678,340 and $4,130,660, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $18,462,266 and $80,929,443 on long positions at June 30, 2013 and December 31, 2012, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

The net unrealized gains on open futures contracts at June 30, 2013 and December 31, 2012 were $160,660 and $221,007, respectively.

Open contracts generally mature within three months of June 30, 2013.  The latest maturity for open futures contracts is in December 2013. However, the Fund intends to close all contracts prior to maturity.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

June 30, 2013

(Unaudited)

7.  Trading Activities and Related Risks - Continued

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at June 30, 2013 Fair Value	Liability Derivatives June 30, 2013 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 273,089	$ (112,429)	$ 160,660

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain on open futures contracts	$ 342,590	$ (121,583)	$ 221,007

Derivative Instruments
Statement of Operations

		Line Item in the Statement of Operations	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ (601,446)	$ (492,844)
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on investments	$ 57,969	$ (60,348)

		Line Item in the Statement of Operations	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 29,383	$ (15,072)
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized (depreciation) on investments	$ (121,141)	$ (235,032)

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

June 30, 2013

(Unaudited)

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

June 30, 2013

(Unaudited)

11.  Financial Highlights

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

Six Months Ended June 30, 2013 and 2012

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult

Michael Pacult

President, Ashley Capital Management, Inc.

General Partner

Atlas Futures Fund, Limited Partnership