Form 10-Q
period 2013-09-30
ATLAS FUTURES FUND LIMITED PARTNERSHIP
filed 2013-11-27
CIK 865549

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____ to ______

Commission file number 333-53111

Atlas Futures Fund, Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation

51-0380494

(I.R.S. Employer or organization Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ] Not Applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable.

Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The reviewed financial statements for the Registrant for the nine months ended September 30, 2013 are attached hereto at page F-1 and made a part hereof.

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

Assets

The general partner has sole authority to determine the percentage of our assets that will be held on deposit with the futures commission merchant, used for other investments, and held in bank accounts to pay current obligations. As of the date of this Report, the general partner maintained approximately 58% of our total assets with the futures commission merchant (“FCM”) for margin for trading by the trading advisor. As of February 10, 2011, the FCM was changed to Vision Financial Markets LLC. Approximately 42% of our total assets was maintained as cash and cash equivalents, including bank accounts and Wells Fargo 100% Treasury money market fund. The Fund assets at the FCM consist of cash used as margin to secure futures (formerly called commodity) trades entered on its behalf by the commodity trading advisors it selects. The Fund deposits its cash with one or more FCM’s (brokers) that hold and allocate the cash to use as margin to secure the trades made. The futures held in the Fund accounts are valued at the market price on the close of business each day by the FCM that holds the Fund equity made available for trading.

The Capital accounts of the Partners are immediately responsible for all profit and losses incurred by trading and payment and accrual of the expenses of offering partnership interests for sale and the operation of the partnership. During the periods of this Report, the fixed costs of operation of the Fund include continuing offering costs, fixed brokerage commissions of 11%, and accounting, legal and other operating fees that must be paid before the limited partners may earn a profit on their investment.  The trading advisor is paid a 1% management fee calculated on the prior month-end net assets allocated to it by the Fund to trade, along with a 20% quarterly incentive fee on New Net Profits, as that term is defined in the Fund's Prospectus.  As of October 1, 2013 the trading advisor is now paid a 25% quarterly incentive fee on New Net Profits and is no longer paid a annual management fee, as that term is defined in the Fund’s Prospectus.

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

The Limited Partnership Agreement grants solely to the General Partner the right to select the trading advisor or advisors and to otherwise manage the operation of the Fund.  Clarke Capital Management, Inc. was responsible for the selection of all trades through April 11, 2012 and, thereafter, Hamer Trading Inc. was responsible for all trades.  Most of the operational profits and losses for the periods covered in this report have been due to the trading activity of the trading advisors.  Net unit value has increased since inception, from $1,000 in October, 1999 to $1,973.16 as of September 30, 2013.  Past performance is not necessarily indicative of future results, however.  The gain (loss) in registrant’s net asset value per unit during the three months ended September 30, 2013 and 2012, respectively, was (4.88)% and 0.80%.  The difference over the periods was primarily due to the difference in operational profits due to trading, which were (0.78)% and 4.76% for the same respective periods (expressed as a percentage of the periods' beginning net asset value per unit).  Operational losses due to expenses, similarly calculated, were (4.10)% and (3.97)% for the same respective periods.

The loss in registrant’s net asset value per unit during the nine months ended September 30, 2013 and 2012, respectively, was (26.72)% and (11.84)%.  Over the two nine month periods ended September 30, 2013 and 2012, operational losses due to trading were (15.89)% and (1.44)%, respectively, and operational losses due to expenses were (10.83)% and (10.43)%, respectively.  The increase in expenses as a percentage of beginning net unit value for the nine month period in 2013 and 2012 was primarily due to the lower net asset value of the Fund without a commensurate reduction in fixed expenses.

Net asset value per unit is calculated to eliminate the effects of capital contributions and redemptions; however, fixed costs will become a greater percentage of overall net assets when net assets decline.  Net assets over the nine months ended September 30, 2013 and 2012 were down from beginning to end of the period, and were (52.69)% and (17.62)%, respectively.  The decrease in net assets is due mainly to trading results, described above, redemptions and capital contributions.  Redemptions were $(1,374,940) and $(733,754) over the same respective periods ((32.49)% and (13.91)% of beginning net assets, respectively).  Capital contributions over the same respective periods were $116,093 and $352,301 (2.74% and 6.68%, respectively).  Accordingly, the primary factors in the higher decrease in net assets in the 2013 period versus the 2012 period were greater redemptions along with lower capital contributions in the 2013 period.

The Fund is charged fixed brokerage commissions of 11%, which are calculated on the Fund’s total net assets as of the end of the prior month and, therefore, vary according to monthly expenses, trading performance, subscriptions and redemptions.  The same factors that contribute to increases or decreases in average net assets, therefore, contribute to changes in brokerage commissions paid.

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

Pursuant to the Trading Advisory Agreement, the Fund pays a quarterly incentive fee to the trading advisor on new net profits, or those profits achieved on a per unit basis above the advisor's previous high water mark.  See Note 5 to the financial statements herein for the current incentive fees.   Because Clarke had not recouped prior trading losses prior to its termination, it was not paid an incentive fee in any of the periods covered by this report.  Hamer achieved a New Net Profit in the three month period ended September 30, 2012, but not the first three month period in which it traded, which ended June 30, 2012.  Accordingly, for the three and nine months ended September 30, 2012, Hamer was paid an incentive fee of $11,045, or (0.26%) and (0.21%) of net assets as of the beginning of the respective three and nine month periods.  Hamer did not achieve a New Net Profit in the three and nine month periods ending September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the General Partner’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no legal proceedings against the Fund, its General Partner, the CTA, the FCM, the IB or any of their Affiliates, directors or officers, except against the FCM, as follows:

Vision Financial Markets LLC

Vision Financial Markets LLC, a Delaware limited liability company, is registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association.  Vision is also a clearing member of the Chicago Mercantile Exchange, New York Mercantile Exchange and Chicago Board of Trade.   Vision is also a self-clearing securities broker/dealer registered with the Securities and Exchange Commission and holds memberships with the Chicago Board Options Exchange and the International Securities Exchange. Vision is a member of the Options Clearing Corporation, the Depository Trust Clearing Corporation, Financial Industry Regulatory Authority and Securities Investor Protection Corporation. Vision maintains its principal place of business at 4 High Ridge Park, Suite 100, Stamford, CT  06905, (203) 388-2700.

There have been no administrative, civil or criminal proceedings pending, on appeal or concluded against the futures commission merchant or its principals within the five years preceding the date of this prospectus that Vision would deem material for purposes of Part 4 of the Regulations of the Commodity Futures Trading Commission, except as follows:

On May 18, 2011, simultaneously with the issuance of a complaint by the NFA, Vision settled the matter and consented to a finding based on a one-count complaint for failure to supervise guaranteed IBs in violation of NFA Compliance Rule 2-9(a).  The alleged activities occurred prior to 2009.  Without admitting or denying the findings in the Committee’s Decision, Vision consented to pay a fine of $500,000 and to retain an independent consultant to review its supervisory procedures relating to guaranteed IBs.  Vision undertook to implement revised procedures for supervising GIBs within 6 months.  Finally, Vision consented to a restriction on guaranteeing new introducing brokers until May of 2013.

On September 11, 2013, the National Futures Association issued a complaint charging Vision with failure to observe just and equitable principals of trade, failure to maintain adequate records and make appropriate inquiries.  The complaint also charges Vision and two of its employees, Bruce Newman (“Newman”) and Steven Silver (“Silver”) with failure to supervise.  The matter involves a trade allocation procedure and reconciliation process employed by a Commodity Trading Advisor for the period prior to October 2011.  Vision, Newman and Silver intend to vigorously defend themselves in this matter.

On September 24, 2013, without admitting or denying the findings, Vision settled a matter with the Commodity Futures Trading Commission (“CFTC”).  Vision failed to diligently supervise its employees (CFTC Reg. 166.3) in the handling of a customer’s commodity interest account.  Specifically in May 2012, Vision failed to (1) aggregate customer’s multiple trading accounts when calculating customer’s speculative positions.  This resulted in a customer carrying positions exceeding the speculative limit in feeder cattle in its spot month during the last 10 days of trading. Additionally, (2) it was found that Vision did not use the proper delta in calculating the customer’s aggregate futures equivalent net positions because its back office software program had a software deficiency and that deficiency did not get fully resolved until January 2013.  Vision paid a $140,000 fine and agreed to a cease and desist from violating CFTC Reg. 166.3.

On September 27, 2013, without admitting or denying the findings, Vision settled a matter with the CFTC stemming from investments of segregated funds from August of 2008 through June of 2009.  Specifically, Vision is found to have failed to properly segregate customer securities by holding and maintaining the securities in Vision’s participant account at Depository Trust Company (“DTC”).  In this depository account, Vision, as a registered self- clearing broker dealer (“BD”) also holds and maintains its own securities and its BD customer’s securities. Additionally, it was found that the amount of the securities held from December 2008 through May 2009 caused Vision to be under-segregation and Vision did not file notice of this situation during that period.  Vision paid a monetary fine of $525,000 to the CFTC and agreed to cease and desist.

On October 1, 2013, a three person NFA Arbitration panel ruled and issued a decision in       a civil arbitration case (NFA Case #12ARB 55).  The claimant filed a cause of action (NFA Arbitration) on July 26, 2012 against Vision, its President and others alleging violations of the Anti-Fraud Provision of The Commodity Exchange Act, breach of fiduciary duty, violation of NFA Rule 2-2 (Fraud), violation of NFA Rule 2-3 (Sharing in Profits), violation of NFA Rule 2-4 (Just and Equitable Principals of Trade), common law fraud, negligent misrepresentation, negligence, breach of contract, and unauthorized trading.  The claimant sought $5,000,000 in compensatory and $10,000,000 in punitive damages.  After nine days of hearing near Washington DC, the following was issued.  The Arbitrators herewith rule that all claims of the claimant against Vision, et al, are denied and dismissed with prejudice.  All other relief requested by either party is denied and each party is to bear their own costs and fees as incurred.

ADM Investor Services, Inc.

ADM Investor Services, Inc. is registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association.  ADM is a clearing member of most global futures exchanges and maintains its principal place of business at 141 West Jackson 1600A, Chicago, IL 60604, telephone (312) 242-7700.

There have been no administrative or criminal actions, whether pending or concluded, against ADM or any of its individual principals during the past five years which would be considered "material" as that term is defined in Section 4.24(l)(2) of the Regulations of the Commodity Futures Trading Commission, except the CFTC Order entered on March 26, 2009. In this order, the CFTC finds that during 2002 to 2004, ADM lacked adequate procedures concerning post execution allocation of bunched orders and that it allowed an account manager to carry out post-execution allocations from one or more days after the day the trades were executed and that it failed to maintain certain records to identify orders subject to post execution allocation. The order imposes a remedial sanction of $200,000 and requires ADM to implement enhanced procedures for post execution allocation of trades.    In the September 30, 2013 order, the CFTC found that prior to July, 2001, ADMIS combined the funds of certain ADM affiliates with the funds of customers in violation of Section 4d(a)(2) of the Commodity Exchange Act and Commission Regulation 1.20(c). The order imposed a civil monetary penalty of $425,000.

The futures commission merchants act only as clearing brokers for the Fund’s futures accounts and as such they are paid commissions for executing and clearing trades.  The futures commission merchants have not passed upon the adequacy or accuracy of the Fund’s prospectus and will not act in any supervisory capacity with respect to the general partner or commodity trading advisor, as the case may be, nor participate in the management of the general partner or of the Fund or of the commodity trading advisor.  Therefore, investors should not rely on the futures commission merchants in deciding whether or not to participate in the Fund.

The futures commission merchants have represented to the general partner that that none of the events reported will now, or at any time in the future, interfere with their performance as the futures commission merchants for the Fund.

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

(b) None

Item 6. Exhibits

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q for the period ended September 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:

Atlas Futures Fund, Limited Partnership

By Ashley Capital Management, Incorporated

It’s General Partner

By: /s/ Michael Peter Pacult

Mr. Michael Peter Pacult

Sole Director, Sole Shareholder,

President, and Treasurer of the

General Partner

Date: November 15, 2013

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

Date: November 15, 2013

EXHIBIT 32.01

CERTIFICATION BY CHIEF EXECUTIVE OFFICER &

CHIEF FINANCIAL OFFICER

I, Michael Peter Pacult, the Chief Executive Officer and Chief Financial Officer of Ashley Capital Management, Inc. as general partner of Atlas Futures Fund, L.P., certify that (i) the Form 10-Q for the period ended September 30, 2013 of Atlas Futures Fund, L.P. fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10-Q for the period ended September 30, 2013 fairly presents, in all material respects, the financial condition and results of operations of Atlas Futures Fund, L.P.

ATLAS FUTURES FUND, LIMITED PARTNERSHIP

By: Ashley Capital Management, Inc., General Partner

By:

/s/ Michael Peter Pacult

Mr. Michael Peter Pacult

Chief Executive Officer &

Chief Financial Officer

Date: November 15, 2013

ATLAS FUTURES FUND, LIMITED PARTNERSHIP
(A Delaware Limited Partnership)

QUARTERLY REPORT

September 30, 2013

GENERAL PARTNER:
Ashley Capital Management, Inc.
% Corporate Systems, Inc.
505 Brookfield Drive
Dover, Kent County, Delaware 19901

Index to the Financial Statements

Page

Report of Independent Registered Public Accounting Firm

F-2

Statements of Assets and Liabilities (Unaudited)

F-3

Condensed Schedule of Investments - September 30, 2013 (Unaudited)

F-4

Condensed Schedule of Investments - December 31, 2012 (Unaudited)

F-5

Statements of Operations (Unaudited)

F-6

Statements of Changes in Net Assets (Unaudited)

F-7

Statements of Cash Flows (Unaudited)

F-8

Notes to the Financial Statements (Unaudited)

F-9 - F-18

Affirmation of the Commodity Pool Operator

F-19

Patke & Associates, Ltd.

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Partners of Atlas Futures Fund, Limited Partnership:

We have reviewed the accompanying statements of assets and liabilities of Atlas Futures Fund, Limited Partnership, including the condensed schedule of investments, as of September 30, 2013, and the related statements of operations for the three and nine months ended September 30, 2013 and 2012, and the statements of changes in net assets and cash flows for the nine months ended September 30, 2013 and 2012.  These financial statements are the responsibility of the Partnership's management.

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

October 30, 2013

300 Village Green Drive, Suite 210 * Lincolnshire, Illinois 60069 *(847)913-5400

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Statements of Assets and Liabilities

(Unaudited)

September 30, 2013	December 31, 2012
Assets		
Equity in broker trading accounts		
Cash and cash equivalents at broker	$ 1,255,221	$ 1,143,185
Net unrealized gain (loss) on open futures contracts	(2,837)	221,007
Total equity in broker trading accounts	1,252,384	1,364,192
U.S. Treasury Bills (cost $0 and $1,999,469, respectively)	-	1,999,905
Cash and cash equivalents	920,178	987,570
Subscriptions receivable	-	7,263
Prepaid expenses	3,140	-
Total assets	2,175,702	4,358,930
Liabilities		
Partner redemptions payable	130,645	81,895
Accrued commissions payable to related parties	16,685	21,593
Other accrued liabilities	26,062	23,198
Total liabilities	173,392	126,686
Net assets	$ 2,002,310	$ 4,232,244
Analysis of net assets		
Limited partners	$ 2,002,310	$ 4,232,244
General partners	-	-
Net assets (equivalent to $1,973.16 and $2,692.59 per unit)	$ 2,002,310	$ 4,232,244
Partnership units outstanding		
Limited partners units outstanding	1,014.772	1,571.814
General partners units outstanding	-	-
Total partnership units outstanding	1,014.772	1,571.814

The accompanying notes are an integral part of the financial statements.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

Fair Value	Percent of Net Assets
Futures contracts		
Futures contracts held long		
Agriculture	$ 14,319	0.72%
Currency	22,893	1.14%
Energy	(4,362)	(0.22%)
Indices	(2,575)	(0.13%)
Metals	(15,555)	(0.78%)
Total futures contracts held long	14,720	0.73%
Futures contracts held short		
Agriculture	25,420	1.27%
Currency	(41,144)	(2.05%)
Energy	(3,045)	(0.15%)
Indices	15,704	0.78%
Metals	(14,492)	(0.73%)
Total futures contracts held short	(17,557)	(0.88%)
Net unrealized (loss) on open futures contracts	$ (2,837)	(0.15%)

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Statement of Operations

(Unaudited)

Three Months Ended September 30, 2013	2012	Nine Months Ended September 30, 2013	2012
Investment income				
Interest income	$ -	$ 460	$ 106	$ 1,322
Total investment income	-	460	106	1,322
Expenses				
Commission expense	62,017	115,476	271,927	392,591
Professional fees	16,489	20,000	72,321	56,000
Management fees	6,249	10,408	25,948	19,853
Incentive fees	-	11,045	-	11,045
Other operating expenses	7,186	4,340	23,921	11,087
Total expenses	91,941	161,269	394,117	490,576
Net investment (loss)	(91,941)	(160,809)	(394,011)	(489,254)
Realized and unrealized gain (loss) from investments and foreign currency				
Net realized gain (loss) from:				
Investments	125,746	19,803	(344,692)	21,603
Foreign currency translation	13,866	11,862	(8,540)	(5,010)
Net realized gain (loss) from investments and foreign currency transactions	139,612	31,665	(353,232)	16,593
Net unrealized appreciation (depreciation) on investments	(163,496)	160,083	(223,844)	(74,948)
Net realized and unrealized gain (loss) from investments and foreign currency	(23,884)	191,748	(577,076)	(58,355)
Net increase (decrease) in net assets resulting from operations	$ (115,825)	$ 30,939	$ (971,087)	$ (547,609)
Net increase (decrease) per unit (for a single unit outstanding during the entire period)				
Limited partnership unit	$ (101.23)	$ 22.50	$ (719.43)	$ (381.32)
General partnership unit	$ -	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Statement of Changes in Net Assets

(Unaudited)

The accompanying notes are an integral part of the financial statements.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash Flows from Operating Activities		
Net (decrease) in net assets resulting from operations	$ (971,087)	$ (547,609)
Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) operating activities:		
Changes in operating assets and liabilities:		
(Increase) in prepaid expenses	(3,140)	(2,820)
Decrease in subscription receivable	7,263	-
Unrealized depreciation on investments	223,844	74,948
Increase (decrease) in accrued commissions payable to related parties	(4,908)	13,870
Increase in other accrued liabilities	2,864	8,383
Net cash (used in) operating activities	(745,164)	(453,228)
Cash Flows from Financing Activities		
Proceeds from sale of units, net of sales commissions	116,093	352,301
Partner redemptions	(1,326,190)	(1,231,673)
Net cash (used in) financing activities	(1,210,097)	(879,372)
Net (decrease) in cash and cash equivalents	(1,955,261)	(1,332,600)
Cash and cash equivalents, beginning of period	4,130,660	5,674,540
Cash and cash equivalents, end of period	$ 2,175,399	$ 4,341,940
End of period cash and cash equivalents consist of:		
Cash and cash equivalents at broker	$ 1,255,221	$ 1,144,184
Treasury bills	-	1,999,915
Cash and cash equivalents	920,178	1,197,841
Total cash and cash equivalents	$ 2,175,399	$ 4,341,940

The accompanying notes are an integral part of the financial statements.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

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

Regulation - The Fund is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Act of 1933 ("the Act"). The Fund is subject to the regulations of the SEC and the reporting requirements of the Securities and Exchange Act of 1934. See Note 11 Subsequent Events regarding the Fund's intent to withdraw its registration. The Fund is also subject to the regulations of the Commodities Futures Trading Commission ("CFTC"), an agency of the U.S. government which regulates most aspects of the commodity futures industry, the rules of the National Futures Association and the requirements of various commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants ("FCM's") and interbank market makers through which the Fund trades and regulated by commodity exchanges and by exchange markets that may be traded by the advisor.

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

September 30, 2013

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

Level 3 inputs are unobservable inputs for an asset or liability, including the Fund’s own assumptions used in determining the fair value of investments.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.  As of and for the nine months ended September 30, 2013 and the year ended December 31, 2012, the Fund did not have any Level 3 assets or liabilities.

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

The following table sets forth by level within the fair value hierarchy the Fund’s investments accounted for at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

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

Management has continued to evaluate the application of ASC 740, “Income Taxes" to the Fund, and has determined that ASC 740 does not have a material impact on the Fund’s financial statements.  The Fund files federal and state tax returns.  The 2010 through 2012 tax years generally remain subject to examination by the U.S. federal and most state tax authorities.

Statement of Cash Flows - For purposes of the Statement of Cash Flows, the Fund considers all short-term investments with an original maturity of three months or less to be cash equivalents.  Net cash provided by operating activities includes no cash payments for interest or income taxes for the nine months ended September 30, 2013 or September 30, 2012.

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

September 30, 2013

(Unaudited)

3.  General Partner Duties - Continued

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

Subscriptions - Investors must submit subscription agreements and funds at least five business days prior to month end. Subscriptions must be accepted or rejected by the General Partner within five business days. The investor also has five business days to withdraw his subscription. Funds are deposited into an interest bearing subscription account and will be transferred to the Fund's account on the first business day of the month after the subscription is accepted. Interest earned on the subscription funds will accrue to the account of the investor. Futures Investments Company ("FIC"), as selling agent, receives a 6% selling commission on new subscriptions calculated on the gross subscription amount. For the nine months ended September 30, 2013, selling commissions earned by FIC were $636.

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

September 30, 2013

(Unaudited)

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

As of April 12, 2012, the Fund no longer paid Clarke Capital Management, Inc. ("Clarke") (former CTA) a quarterly incentive fee of 25% of "new net profits".  There were no incentive fees paid to Clarke for nine months ended September 30, 2012.

As of April 12, 2012, Hamer began trading as the new CTA.  A quarterly incentive fee of 20% of "new net profits" is paid to Hamer.  Incentive fees earned by Hamer were $0 and $11,045 for the nine months ended September 30, 2013 and 2012, respectively.

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

(Unaudited)

6.  Related Party Transactions - Continued

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

Each U.S. commodity exchange with the approval of the CFTC establishes minimum margin requirements for each traded contract.  The FCM may increase the margin requirements above these minimums for any or all contracts.  The Fund maintains cash, cash equivalents and U.S. Treasury Bills to satisfy these margin requirements. At September 30, 2013 and December 31, 2012 these totaled $2,175,399 and $4,130,660, respectively. Based upon the types and amounts of contracts traded and the amount of liquid assets of the Fund, the General Partner believes there is minimal risk of not being able to meet its margin requirement.

Trading in futures contracts involves entering into contractual commitments to purchase or sell a particular futures contracts at a specified date and price. The gross or face amount of the contract, which is typically many times that of the Fund's net assets being traded, significantly exceeds the Fund's future cash requirements since the Fund intends to close out its open positions prior to settlement. As a result, the Fund is generally subject only to the risk of loss arising from the change in the value of the contracts. The market risk is limited to the gross or face amount of the contracts held of $26,883,514 and $80,929,443  on long positions at September 30, 2013 and December 31, 2012, respectively. However, when the Fund enters into a contractual commitment to sell commodities, it must make delivery of the underlying commodity at the contract price and then repurchase the contract at prevailing market prices or settle in cash. Since the repurchase price to which a commodity can rise is unlimited, entering into commitments to sell commodities exposes the Fund to unlimited potential risk.

Market risk is influenced by a wide variety of factors including government programs and policies, political and economic events, the level and volatility of interest rates, foreign currency exchange rates, the diversification effects among the derivative instruments the Fund holds and the liquidity and inherent volatility of the markets in which the Fund trades.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

(Unaudited)

7.  Trading Activities and Related Risks - Continued

The net unrealized gain (loss) on open futures contracts at September 30, 2013 and December 31, 2012 were $(2,838) and $221,007, respectively.

Open contracts generally mature within three months of September 30, 2013.  The latest maturity for open futures contracts is in March 2014. However, the Fund intends to close all contracts prior to maturity.

The following tables disclose the fair values of derivative and hedging activities in the Statements of Assets and Liabilities and the Statements of Operations.

Derivative Instruments
Statement of Assets and Liabilities

		Statement of Assets and Liabilities Location	Asset Derivatives at September 30, 2013 Fair Value	Liability Derivatives September 30, 2013 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain (loss) on open futures contracts	$ 102,443	$ (105,281)	$ (2,838)

		Statement of Assets and Liabilities Location	Asset Derivatives at December 31, 2012 Fair Value	Liability Derivatives at December 31, 2012 Fair Value	Net
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized gain (loss) on open futures contracts	$ 342,590	$ (121,583)	$ 221,007

Derivative Instruments
Statement of Operations

		Line Item in the Statement of Operations	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 139,612	$ (353,232)
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation (depreciation) on investments	$ (163,496)	$ (223,844)

		Line Item in the Statement of Operations	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net realized gain (loss) from investments and foreign currency transactions	$ 31,665	$ 16,593
Derivatives not designated as hedge instruments under ASC 815	Futures contracts	Net unrealized appreciation (depreciation) on investments	$ 160,083	$ (74,948)

Credit risk is the possibility that a loss may occur due to the failure of a counter party to perform according to the terms of a contract.

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

(Unaudited)

7.  Trading Activities and Related Risks – Continued

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

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

(Unaudited)

9.  Derivative Financial Instruments and Fair Value of Financial Instruments - Continued

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

11. Subsequent Events

“By the end of 2013, the General Partner intends to withdraw the Fund as a Publicly Registered Futures Fund, and file the Form D Notice of Exempt Offering of Securities registration statement with the Securities and Exchange Commission under a yet to be assigned registration number and will register unlimited units of Limited Partnership Interested under Regulation D of the Securities Act of 1933, as amended.

As of October 1, 2013, the General Partner has entered into an agreement with the Fund’s CTA, Hamer Trading, Inc., to change the annual management fee to 0% from 1%.  The agreement also states that the incentive fee will change from 20% to 25% effective October 1, 2013.”

12.  Financial Highlights

Atlas Futures Fund, Limited Partnership

(A Delaware Limited Partnership)

Notes to the Financial Statements

September 30, 2013

(Unaudited)

12.  Financial Highlights – Continued

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

(2) Not annualized.

(3) Annualized.

Atlas Futures Fund, Limited Partnership

Affirmation of Commodity Pool Operator

Nine Months Ended September 30, 2013 and 2012

To the best of the knowledge and belief of the undersigned, the information contained in this report is accurate and complete.

/s/ Michael Pacult

Michael Pacult

President, Ashley Capital Management, Inc.

General Partner

Atlas Futures Fund, Limited Partnership